Form 10-Q
period 1996-03-31
ACT NETWORKS INC
filed 1996-05-15
CIK 942132

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                    FORM 10-Q

(MARK ONE)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________


                        COMMISSION FILE NUMBER 0-25740

                               ACT NETWORKS, INC.
             (Exact name of registrant as specified in its charter)
                              ____________________

            DELAWARE                                            77-0396887
  (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

                  188 CAMINO RUIZ, CAMARILLO, CALIFORNIA 93012
              (Address of Principal Executive Offices)   (Zip Code)

       Registrant's Telephone Number, Including Area Code:  (805) 388-2474
________________________________________________________________________________


    FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                              REPORT:  Not Applicable


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No
                                                _____      _____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes        No
                            _____     _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of April 30, 1996, there were 7,469,532 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


================================================================================

                                     TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

              Condensed Consolidated Balance Sheets as of
              March 31, 1996 and June 30, 1995 . . . . . . . . . . . . . .   3

              Condensed Consolidated Statements of Operations
              for the Three and Nine Month Periods Ended
              March 31, 1996 and 1995. . . . . . . . . . . . . . . . . . .   4

              Condensed Consolidated Statements
              of Cash Flows for the Nine Month Periods
              Ended March 31, 1996 and 1995. . . . . . . . . . . . . . . .   5

              Notes to Condensed Consolidated
              Financial Statements . . . . . . . . . . . . . . . . . . . .   6

          Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of Operations . . . .   8

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . .  13

          Item 2. Changes in Securities. . . . . . . . . . . . . . . . . .  13

          Item 3. Defaults upon Senior Securities  . . . . . . . . . . . .  13

          Item 4. Submission of Matters to a Vote of Security Holders  . .  13

          Item 5. Other Information  . . . . . . . . . . . . . . . . . . .  13

          Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . .  19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               ACT NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                           MARCH 31,         JUNE 30,
                                                                                             1996              1995
                                                                                          ------------     ------------
                                                                                          (UNAUDITED)
Current Assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 10,327,767     $ 30,546,278
   Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,076,470              ---
   Accounts receivable, less allowances of $64,875
      in March and $63,000 in June . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,983,417        4,529,210
   Accounts receivable from stockholder  . . . . . . . . . . . . . . . . . . . . . . . .       446,244          669,160
   Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,268,784        4,677,190
   Tax credits and grants receivable . . . . . . . . . . . . . . . . . . . . . . . . . .       514,250              ---
   Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       667,875          394,591
                                                                                          ------------     ------------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    34,284,807       40,816,429
Plant, equipment and other improvements:
   Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,627,750        1,696,257
   Furniture and fixtures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       361,349          359,500
   Computer software . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       720,389          411,438
   Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       543,667          284,659
                                                                                          ------------     ------------
                                                                                             4,253,155        2,751,854
Accumulated depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . .     1,927,736        1,233,003
                                                                                          ------------     ------------
                                                                                             2,325,419        1,518,851
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,955,797              ---
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       464,486          561,498
                                                                                          ------------     ------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 39,030,509     $ 42,896,778
                                                                                          ============     ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accrued payables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,649,490     $  1,475,020
   Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       320,985          625,627
   Accrued vacation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       281,078          239,888
   Accrued commissions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        46,522          153,656
   Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       270,089           86,958
                                                                                          ------------     ------------
      Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,568,164        2,581,149
Notes payable and capital leases, less current portion . . . . . . . . . . . . . . . . .       187,547              ---
Stockholders' equity:
   Common stock, $.01 par value
   Authorized - 40,000,000
      Issued and outstanding - 7,456,830 in
      March and 7,149,830 in June  . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,327            7,150
   Common stock paid-in capitalin excess of par
      value  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    44,058,649       42,662,121
   Promon secured deposit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           ---          (45,000)
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (8,781,175)      (2,308,642)
   Accumulated translation adjustment  . . . . . . . . . . . . . . . . . . . . . . . . .       (10,003)             ---
                                                                                          ------------     ------------
      Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .    35,274,798       40,315,629
                                                                                          ------------     ------------
      Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . . .  $ 39,030,509     $ 42,896,778
                                                                                          ============     ============

                     See notes to condensed financial sheets

                               ACT NETWORKS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      MARCH 31,                     MARCH 31,
                                                             --------------------------    ----------------------------
                                                                1996           1995            1996            1995
                                                             -----------    -----------    ------------    ------------
Net Sales . . . . . . . . . . . . . . . . . . . . . . . . .  $ 8,030,487    $ 5,535,332    $ 19,299,372    $ 14,823,421
Expenses:
   Cost of goods sold . . . . . . . . . . . . . . . . . . .    3,687,135      2,444,879      10,020,685       6,592,050
   Research and development . . . . . . . . . . . . . . . .    1,271,054        973,729       3,550,015       2,696,181
   Sales and marketing  . . . . . . . . . . . . . . . . . .    1,910,100      1,305,515       5,068,552       3,382,907
   General and administrative . . . . . . . . . . . . . . .      904,226        411,812       2,311,262       1,291,741

   In-process research and
      development . . . . . . . . . . . . . . . . . . . . .          ---            ---       5,600,000             ---
                                                             -----------    -----------    ------------    ------------
                                                               7,772,515      5,135,935      26,550,514      13,962,879
                                                             -----------    -----------    ------------    ------------

Income (loss) from operations . . . . . . . . . . . . . . .      257,972        399,397      (7,251,142)        860,542

Other:
   Interest and other income
      (expense) . . . . . . . . . . . . . . . . . . . . . .      269,532         (1,453)        951,250          (9,233)

   Interest expense . . . . . . . . . . . . . . . . . . . .      (39,345)       (80,706)        (39,345)       (132,957)
                                                             -----------    -----------    ------------    ------------
                                                                 230,187        (82,159)        911,905        (142,190)
                                                             -----------    -----------    ------------    ------------
Income (loss) before income taxes . . . . . . . . . . . . .      488,159        317,238      (6,339,237)        718,352

Provision for income taxes  . . . . . . . . . . . . . . . .       93,567            ---         132,997          14,000
                                                             -----------    -----------    ------------    ------------
Net income (loss) . . . . . . . . . . . . . . . . . . . . .  $   394,592    $   317,238    $ (6,472,234)   $    704,352
                                                             ===========    ===========    ============    ============
Net income (loss) per share . . . . . . . . . . . . . . . .  $      0.05    $      0.07    $      (0.83)   $       0.15
                                                             ===========    ===========    ============    ============
Shares used in computing net
   income (loss) per share  . . . . . . . . . . . . . . . .    7,990,561      4,818,000       7,768,360       4,726,124
                                                             ===========    ===========    ============    ============

                  See notes to condensed financial statements.

                               ACT NETWORKS, INC.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                NINE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                        -------------------------------
                                                                                             1996              1995
                                                                                        --------------     ------------
OPERATING ACTIVITIES
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   (6,472,233)    $    704,352
Adjustments to reconcile net
   income (loss) to net cash
   used in operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . .          792,797          421,415
   Write-off of in-process research and development . . . . . . . . . . . . . . . . .        5,600,000              ---
   Shareholder research and development . . . . . . . . . . . . . . . . . . . . . . .              ---          225,000
   Changes in operating assets
      and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,201,182)      (1,175,376)
      Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,230,326)      (2,172,820)
      Prepaid expenses and
         deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (776,803)          28,331
      Accounts payable, accrued
         expenses and income taxes
         payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (263,982)         720,532
                                                                                        --------------     ------------
Net cash used in operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (5,551,729)      (1,248,566)

INVESTING ACTIVITIES
Decrease (Increase) in short-term investments . . . . . . . . . . . . . . . . . . . .       (6,596,398)             ---
Purchase of plant, equipment
   and other fixed assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,388,199)      (1,025,662)
Acquisition of Presticom, Inc.
   net of cash acquired . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (6,880,470)             ---
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           97,012         (633,251)
                                                                                        --------------     ------------
Net cash used in investing
   activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (14,768,055)      (1,658,913)

FINANCING ACTIVITIES
Payments on long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (124,900)      (2,150,000)
Stock warrants and options  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          115,801          128,319
Shareholder secured research
   and development deposit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           45,000              ---
Borrowings on line of credit  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           75,675        4,350,000
                                                                                        --------------     ------------
Net cash provided by financing
   activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          111,576        2,328,319
Translation adjustment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (10,302)             ---
                                                                                        --------------     ------------
Net decrease in cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (20,218,510)        (579,160)
Cash and cash equivalents at
   beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30,546,278          796,476
                                                                                        --------------     ------------
Cash and cash equivalents at
   end of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   10,327,768     $    217,316
                                                                                        --------------     ------------
                                                                                        --------------     ------------
Cash and cash equivalents paid
   during the period for:
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $        7,575     $    141,031
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       12,012     $     14,000

                   See notes to condensed financial statements.

                               ACT NETWORKS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

The balance sheet at June 30, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed financial statements.

2.   BUSINESS ACQUISITION

On November 30, 1995, ACT Networks, Inc. and Canada Inc., a wholly-owned subsidiary of the Company, acquired all the issued and outstanding shares of Presticom Inc., a Canadian corporation ("Presticom"). Presticom is a developer of multiple protocol frame relay access devices with expertise in the SNA environment. The aggregate purchase price paid by the Company was approximately $8,568,346 consisting of $7,287,495 paid in cash and the issuance of 176,365 shares of common stock of the Company with an estimated fair market value of $1,289,851, representing a discount from the quoted market price at the date of acquisition due to certain trading restrictions placed on the stock pursuant to the agreement.

The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets and liabilities acquired. Approximately $5,600,000 of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility and was charged to the Company's operations.

The Company's consolidated results of operations include the operating results of Presticom from the acquisition date. The following unaudited pro forma information combines the consolidated results of operations of the Company and Presticom as if the acquisition had occurred on July 1, 1995 and 1994. Adjustments have been made to reflect the amortization of goodwill identified in the purchase price allocation, the reduction in interest income earned or increase in interest expense incurred due to the decrease in cash position or increased borrowings resulting from the cash used as part of the acquisition consideration, and the issuance of common stock as part of the acquisition consideration. The pro forma information is presented for illustrative purposes only, and is not necessarily indicative of what the actual results of operations would have been during such periods or representative of future operations.

                                       NINE MONTHS ENDED     NINE MONTHS ENDED
                                        MARCH 31, 1996        MARCH 31, 1995
                                       -----------------     -----------------
Net sales                                $ 20,177,453          $ 16,242,030
Net income (loss)                          (1,534,523)               55,327
Net income (loss) per share                     (0.20)                 0.01

The pro forma information presented above does not reflect the write off of in-process research and development costs of $5,600,000 which was included in the actual operating results for the nine-months ended March 31, 1996.

3.   CREDITS AND GRANTS

The Company receives foreign credits and grants from Canada and the Province of Quebec related to research and development expenditures made by its Canadian subsidiary. These amounts are reflected as a reduction of research and development expense in the Company's Statement of Operations. Amounts receivable as of March 31, 1996 of such credits and grants amounted to $514,250. For the nine months ended March 31, 1996, $78,400 of these credits and grants were reflected as a reduction of research and development expense.

4.   INVENTORIES

The components of inventory consist of the following:

                                               MARCH 31, 1996     JUNE 30, 1995
                                               --------------     -------------
Purchased parts . . . . . . . . . . . . . . .   $ 1,879,420        $ 2,177,590
Sub-assemblies; finished goods  . . . . . . .     5,389,364          2,499,600
                                               --------------     -------------
                                                $ 7,268,784        $ 4,677,190
                                               ==============     =============

5.   NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants (using the modified treasury stock method) have been included in the computation when dilutive. Pursuant to the Securities and Exchange Commission (SEC) Staff Accounting Bulletins, all common and common equivalent shares issued by the Company at an exercise price below the public offering price during the twelve-month period prior to the offering (cheap stock) have been included in the calculation as if they were outstanding for the nine months ended March 31, 1995 (using the treasury stock method at the initial public offering price per share and the if-converted method for convertible preferred stock).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE "RISK FACTORS" SECTION UNDER "OTHER INFORMATION."

GENERAL

     ACT Networks, Inc. (the "Company") was founded in May 1987 to design, manufacture and market wide area network communication products incorporating advanced compression and integration technologies. Until September 1988, the Company was primarily engaged in research and development. In fiscal 1989, the Company shipped its first integrated product, the SDM-1, a point-to-point multiplexer designed for use on a voice-band analog circuit. In fiscal 1991, the Company began shipping the SDM-T, a point-to-point integrated multiplexer designed for use over digital leased lines. The Company experienced significant growth in net sales and first achieved profitability in fiscal 1991 as a result of the market acceptance of its SDM-T product. In fiscal 1993, the Company introduced the SDM-FP, its first integrated Frame Relay access product.

     On November 30, 1995, ACT Networks, Inc. and Canada Inc., a wholly-owned subsidiary of the Company, acquired all the issued and outstanding shares of Presticom Inc., a Canadian corporation ("Presticom"). Presticom is a developer of multiple protocol frame relay access devices with expertise in the SNA environment. The aggregate purchase price paid by the Company was approximately $8,568,346 consisting of $7,287,495 paid in cash and the issuance of 176,365 shares of the Company's Common Stock. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets and liabilities acquired. Approximately $5,600,000 of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility and was charged to the Company's operations.

     The Company's future operating results will be dependent upon the development and growth of the public and private wide area network communications markets for its products and, in particular, its integrated Frame Relay access products. Certain of these markets are currently emerging and may not continue to develop, whether as a result of competition, technological change, market forces or otherwise.

     The average sales price for each of the Company's products has tended to decrease over time due to competition and other factors. The Company anticipates that this trend will continue. Price erosion of existing products and the introduction of less expensive networking alternatives by the Company or competitors could adversely affect the Company's margins and results of operations.

     Sales to customers outside the United States accounted for approximately 68%, 70% and 66% of the Company's net sales for the fiscal years ended June 30, 1993, 1994 and 1995, respectively, and approximately 56% for the nine months ended March 31, 1996, and the Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. In addition, the Company believes that a majority of its sales to customers inside the United States represent sales of products which are used or resold in markets outside the United States. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, problems and delays in collecting accounts receivable and economic downturns in foreign markets. A significant number of the Company's products are sold or installed in countries, including several in South America, where political or economic issues could adversely affect the purchasing decision of the customer. In addition, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

     A small number of customers have historically accounted for a substantial portion of the Company's net sales. The Company's five largest customers accounted for approximately 45% and 43% of the Company's net sales for the fiscal years ended June 30, 1994 and 1995, respectively, and approximately 49% for the nine months ended March 31, 1996. Any reduction, delay or change in orders from such customers could have a material adverse effect on the Company's business.

      The Company's operating results have in the past, and may in the future, fluctuate from quarter to quarter as a result of a number of factors.
 The Company's sales in a particular quarter are typically characterized by several large orders and a large number of small orders, primarily from distributors. While it is difficult for the Company to accurately forecast the timing and quantity of orders on a quarter to quarter basis, the Company intends to increase expenses with the expectation of future sales. The failure of the Company to accurately forecast the timing and volume of orders for a quarter would adversely affect the results of operations for such quarter and, potentially, for future periods.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, the percentages of net sales represented by each item in the Company's statement of operations.

                                          THREE MONTHS ENDED MARCH 31,    NINE MONTHS ENDED MARCH 31,
                                          ----------------------------    ---------------------------
                                                1996        1995               1996        1995
                                              --------    --------           --------    --------
Net sales . . . . . . . . . . . . . . . . .    100.0%      100.0%             100.0%      100.0%
Cost of goods sold  . . . . . . . . . . . .     45.9        44.2               51.9        44.5
                                              --------    --------           --------    --------
Gross profit  . . . . . . . . . . . . . . .     54.1        55.8               48.1        55.5
Operating expenses:
   Research and development . . . . . . . .     15.8        17.6               18.4        18.2
   Sales and marketing  . . . . . . . . . .     23.8        23.6               26.3        22.8
   General and administrative . . . . . . .     11.3         7.4               12.0         8.7
   In process research and development  . .      0.0         0.0               29.0         0.0
                                              --------    --------           --------    --------
Total operating expenses  . . . . . . . . .     50.9        48.6               85.6        49.7
Income (loss) from operations . . . . . . .      3.2         7.2              (37.6)        5.8
Net interest and other income (expense) . .      2.9        (1.5)               4.7        (1.0)
                                              --------    --------           --------    --------
Income (loss) before taxes  . . . . . . . .      6.1         5.7              (32.8)        4.8
Provision for income taxes  . . . . . . . .      1.2         0.0                0.7         0.1
                                              --------    --------           --------    --------
Net income (loss) . . . . . . . . . . . . .      4.9%        5.7%             (33.5)%       4.8%
                                              ========    ========           ========    ========

NET SALES

     Net sales increased approximately 45% to $8.0 million for the three months ended March 31, 1996 from $5.5 million for the corresponding period in 1995. The increase was primarily the result of shipments of the Company's Frame Relay and OEM products. Frame Relay sales increased $1.2 million or 29% for the three months ended March 31, 1996 over the corresponding period in 1995. Sales of OEM products also increased $1.2 million primarily due to increased shipments to one customer. Net sales of point-to-point products increased by approximately $0.2 million for the three months ended March 31, 1996 over the corresponding period in 1995. Net sales of products acquired as a result of the Presticom acquisition totaled approximately $0.9 million for the three months ended March 31, 1996 and are included in the totals for Frame Relay and point-to-point products.

     Net sales increased 30% to $19.3 million for the nine month ended March 31, 1996 from $14.8 million for the nine months ended March 31, 1995. This increase was primarily due to increased sales of the Company's Frame Relay and OEM products and, to a lesser extent, shipments of products acquired in the Presticom acquisition which accounted for $1.4 million, or 31% of the increase in net sales. Net sales of Frame Relay products were $12.2 million and $6.3 million for the nine month periods ended March 31, 1996 and March 31, 1995, respectively. Net sales of point to point products decreased to $3.0 million from $7.3 million for the nine month periods ended March 31, 1996 and March 31, 1995, respectively. While the Company anticipated the continued decline of sales of point-to-point products due primarily to the conversion of customers to Frame Relay products, the decrease in such sales during the period was greater than anticipated by the Company. Net sales of OEM products increased to $4.1 million for the nine months ended March 31, 1996 from $1.2 million for the nine months ended March 31, 1995. The increase in OEM shipments was primarily due to unusually large orders received from one customer and the Company does not anticipate this level of OEM sales to continue in the future.

GROSS PROFIT

     Gross profit represents net sales less the cost of goods sold, which includes cost of materials, manufacturing overhead costs and direct labor expenses. The Company's gross profit was $4.3 million, or 54.1% of net sales, for the three months ended March 31, 1996 compared to $3.1 million, or 55.8% of net sales, for the corresponding period in 1995. The decrease in gross margins was primarily due to shipment of a higher percentage of OEM products.

     The Company's gross profit was $9.3 million, or 48.1% of net sales, for the nine months ended March 31, 1996. The nine months ended March 31, 1996 included a $0.7 million charge for obsolete inventory that was taken to recognize the decreased demand for certain point-to-point products. Gross profit, not including this charge, was $10.0 million, or 51.7%, of net sales, for the nine months ended March 31, 1996, as compared to 55.5% of net sales for the comparable period in 1995. This decrease in gross profit as a percentage of sales was primarily attributable to the change in product mix including increased OEM sales and decreased sales of voice cards. The gross margins generated from OEM product sales are considerably lower than those from Frame Relay or point-to-point products. In the future, gross profit may be affected by price competition, product mix, product configuration, changes in unit volume, cost of components and manufacturing and other factors.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT. Engineering and development expense increased 30.0% to $1.3 million for the three months ended March 31, 1996 from $1.0 million for the three months ended March 31, 1995. These increases were primarily due to increased personnel costs resulting from the addition of the Presticom development team and the continued expansion required to maintain and develop new products.

     Research and development expense increased to $3.6 million, or 18.4% of net sales, for the nine months ended March 31, 1996 from $2.7 million, or 18.2% of net sales, for the nine months ended March 31, 1995. These increases were primarily attributable to the costs of personnel for the development of new products and enhancement of existing products, which increased to approximately $2.3 million from approximately $1.6 million during the preceding comparable period. While the actual amount expended will depend upon a variety of factors, the Company anticipates increasing research and development expenses in the near term.

SALES AND MARKETING. Sales and Marketing expense increased to $1.3 million, or 30.0% of net sales, for the three month period ended March 31, 1996 over the corresponding period in 1995. This increase was primarily due to increased personnel costs resulting from a 50% increase in sales and marketing personnel.

     Sales and marketing expense increased to $5.1 million, or 26.3% of net sales, for the nine months ended March 31, 1995 from $3.4 million, or 22.8% of net sales, for the nine months ended March 31, 1995. This dollar increase was primarily attributable to the addition of personnel and increased marketing activities. While actual amounts expended will depend upon a variety of factors, the Company anticipates increasing sales and marketing expenses in the near term.

GENERAL AND ADMINISTRATIVE. General and administrative expense increased 119% to $0.9 million for the three months period ended March 31, 1996 from $0.4 million for the three months ended March 31, 1995. This increase was primarily due to additional expenses incurred as a result of being a public company, in addition to increased personnel and other costs associated with the Presticom facility in Montreal, Canada.

     General and administrative expense increased to $2.3 million, or 12.0% of net sales, for the nine months ended March 31, 1996 from $1.3 million, or 8.7% of net sales, for the nine months ended March 31, 1995. This increase in expense levels was primarily attributable to the addition of administrative personnel and additional expenses incurred as a result of being a public company.

     The Company expects to continue to expand its operations, resulting in dollar increases in each category of operating expenses. The Company's operating results and net income will be adversely affected to the extent that net sales and gross profits do not increase sufficiently to offset such increased expenses.

 NET INTEREST AND OTHER INCOME (EXPENSE)

     Net interest income was approximately $0.3 million for the three months period ended March 31, 1996 and $0.9 million for the nine months period ended March 31, 1996 compared to net interest expense of approximately $0.1 million in both of the corresponding periods in 1995. This change was primarily attributable to interest received on the proceeds from the Company's public offering in May 1995.

INCOME TAXES

     There was no provision for income taxes for the nine month periods ended March 31, 1995, and the provision for March 31, 1996, totaled $0.1 million. Subject to certain limitations, the Company has a research and development tax credit carryforward and federal and state operating loss due to net operating loss carryforwards, a portion of which it expects to apply against its income tax liability for 1996. If the Company generates profits, the net operating loss carryforwards and research and development tax credit carryforward will be utilized and the Company's effective tax rates will increase.

     The Company adopted the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective July 1, 1993. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily from the sale of preferred stock and Common Stock, borrowings from investors, borrowings under a bank facility and sales of the Company's products. Proceeds, net of offering costs, from sales of preferred stock were $2.6 million and $2.1 million for the fiscal years ended June 30, 1993 and 1994, respectively. Net proceeds from the sale of Common Stock in the Company's initial public offering in May 1995 were $33.8 million. For the nine months ended March 31, 1996, the Company's operating activities used cash of approximately $5.6 million. At March 31, 1996, the Company had approximately $30.7 million in working capital, including $10.3 million in cash.

     Capital expenditures relating primarily to the purchase of computer equipment, test equipment, computer software and leasehold improvements amounted to approximately $1.4 million for the nine months ended March 31, 1996. The Company currently has no material commitments for capital expenditures. However, the Company anticipates spending between $2.0 million and $3.0 million during the next 12 months to acquire test equipment, computer equipment, office furniture, tooling and leasehold improvements.

     On November 30, 1995, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding shares of Presticom. The aggregate purchase was approximately $8.5 million which consisted of $7,287,495 in cash and 176,365 in shares of the Company's Common Stock. In connection with the acquisition, the Company took a one-time in-process research and development charge to operations of $5.6 million.

     In March 1993, May 1994 and March 1995, the Company entered into agreements (the "Loan Agreements") with Silicon Valley Bank (the "Bank"), which provided for two revolving credit facilities and a term loan secured by a blanket lien on all of the Company's assets. Under the two revolving credit facilities, the Company may borrow up to the lesser of $1.5 million or a total of (i) 90% of the net amount of the Company's approved accounts receivable owing from customers outside the United States plus (ii) 70% of the value of the Company's inventory held for export outside the United States, provided that such borrowings are guaranteed by the Export-Import Bank of the United States. Alternatively, borrowings under the facilities may be made up to the lesser of $3.0 million or 75% of the net amount of the Company's accounts receivable from customers within the United States. The Bank may also issue up to $500,000 in letters of credit for the account of the Company. The amount available for borrowing under the revolving credit facilities is reduced by the aggregate amount of such Letters of Credit outstanding from time to time. In no event may the aggregate outstanding principal balance of all loans made to the Company under the Loan Agreements exceed $3.0 million.

     The Loan Agreements also require the Company to maintain certain financial ratios and limit the Company's ability to incur additional debt, to repurchase the Company's stock and to pay dividends. The Company is currently in compliance with all such financial ratios and covenants. As of March 31, 1996, the Company had no outstanding balance under its revolving credit facilities and under its term loan. As of March 31, 1996, an aggregate of $3.0 million was available under the Loan Agreements. The Company believes that available cash, cash equivalents and short-term investments together with amounts available under its credit facilities and cash flow from operation, will be sufficient to meet its normal operating and capital requirements through at least March 31, 1997.

                                     PART II

                                OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS.  None.

ITEM 2.    CHANGES IN SECURITIES.  None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.  None.

ITEM 5.    OTHER INFORMATION.

                                  RISK FACTORS

     THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT:

     LIMITED HISTORY OF OPERATIONS AND PROFITABILITY. The Company was organized in May 1987 and commenced shipments of its first product in October 1988. While the Company first achieved profitability in the fourth calendar quarter of 1990, it incurred losses in periods subsequent to that time. Due to the Company's limited history of profitable operations, there can be no assurance that it will attain profitability or, if attained, sustain profitability on a quarterly or annual basis in the future. The Company plans to continue to expand its level of operations, resulting in increased fixed costs and operating expenses. The Company's operating results and net income will be adversely affected to the extent that net sales and gross profits do not increase sufficiently to offset such increased expenses.
There can be no assurance that the Company will be able to maintain or increase net sales or gross profits. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company has experienced operating losses in recent quarters. The Company has experienced and may in the future experience significant fluctuations in revenues and operating results from quarter to quarter as a result of a number of factors including, without limitation, the volume and timing of orders from, and shipments to, major customers; the ability of the Company's customers, particularly international customers, to obtain financing for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; variations in the Company's sales channels or the mix of product sales; the timing of new product announcements and product introductions by the Company or its competitors; product obsolescence resulting from new product introductions or changes in customer demand; the availability and cost of supplies; the financial stability of major customers; market acceptance of the Company's products; the rate of end-user adoption of integrated voice, data and facsimile over Frame Relay; changes in regulatory requirements and the development of public telecommunications infrastructures, particularly in international markets; and currency fluctuations. While the Company regularly engages in price discounting, significant discounts in a particular quarter could adversely affect the results of operations for such quarter. In addition, significant and continuing discounts due to competition or other factors could adversely affect the Company's business, operating results and financial condition.
The Company has generally not experienced seasonality in its net sales, although the Company has from time to time experienced decreased net sales to customers in Europe in the third calendar quarter of each year and has experienced some decreases in net sales in other international markets during certain periods during the year. Due to all of the foregoing factors, it is likely that in some future periods the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected. Quarterly results are not necessarily indicative of future performance for any particular period and there can be no assurance that the Company will attain or sustain growth in net sales and profitability on a quarterly or annual basis.

     The Company's sales in a particular quarter are typically characterized by several large orders and a large number of small orders, primarily from distributors. Distributors typically do not stock a supply of the Company's products and place orders with the Company only after they have received orders from end-users. In addition, the Company's backlog at the beginning of a quarter is generally insufficient to achieve expected net sales for the quarter. While it is difficult for the Company to accurately forecast the timing and quantity of orders on a quarter to quarter basis, the Company intends to increase expenses with the expectation of future sales. The failure of the Company to accurately forecast the timing and volume of orders for a quarter would adversely affect the results of operations for such quarter and, potentially, for future periods. Fluctuations in quarterly results may result in significant volatility in the market price of the Company's Common Stock. In addition, sales of networking products fluctuate from time to time based on numerous factors, including capital spending levels and general economic and market conditions. Future declines in networking product sales, as a result of general economic conditions or for any other reason, could have a material adverse effect on the Company's business, operating results and financial condition.

     TECHNOLOGICAL CHANGE, CHANGING MARKETS AND NEW PRODUCTS. The market for the Company's products is characterized by rapid technological advances, evolving industry standards, frequent new product introductions and enhancements, and significant price competition. The introduction of products involving superior or alternative technologies, the emergence of new industry standards, governmental regulation or changes in a market's pricing structure could render the Company's existing products, as well as products currently under development, obsolete and unmarketable in one or more markets which could adversely affect the Company's business, operating results and financial condition. The Company has experienced instances where one or more of those factors resulted in a significant decrease in sales of the Company's products in particular markets. For example, a faster than anticipated shift in product sales from time division multiplexing ("TDM") to Frame Relay resulted in inventory obsolescence and a reserve for TDM inventory in the second quarter of fiscal 1996.

     The market for Frame Relay products, especially access devices such as those produced by the Company, is currently emerging and may not continue to develop, whether as a result of competition, technological change, market forces or otherwise. In addition, the transmission of voice and facsimile over a Frame Relay network is a new application that has not received widespread acceptance. The Company's future operating results and ability to implement its strategy successfully will be dependent in part upon the development and growth of the public Frame Relay services market for applications which integrate compressed voice, data and facsimile, as well as the acceptance of Frame Relay technology for integrated private networks. There can be no assurance that such markets will develop. Even if such markets develop, the Company's success will depend, in part, on the viability of the Company's products in such markets, and the ability of the Company to develop effective distribution channels to address this market. There can be no assurance that the Company's products will be widely accepted in this market. In addition, the widespread acceptance of Asynchronous Transfer Mode ("ATM"), an alternative fast packet technology which is in an early stage of deployment, could have a material adverse effect on the Company's ability to obtain market acceptance of its Frame Relay products. Failure of the Company's products to achieve market acceptance could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company believes its future success will depend, in part, upon its ability to expand and enhance the features of its existing products and to develop or acquire and introduce new products designed to meet changing customer needs on a cost-effective and timely basis. Failure by the Company to respond on a timely basis to technological developments, changes in industry standards or customer requirements, or any significant delay in product development or introduction, could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will respond effectively to technological changes or new product announcements by others or that the Company will be able to successfully develop and market new products or product enhancements and that any new product or product enhancement will gain market acceptance. In November of 1995, the Company acquired Presticom Inc., a Canadian corporation ("Presticom"), and developer of multiple protocol Frame Relay access devices, to enhance the Company's data capabilities. There can be no assurance that the Company can successfully integrate Presticom's technology and products with the Company's products. See "Integration of Presticom; Future Acquisitions."

     The Company expects that the average sales prices of its products will decline in the future primarily due to increased competition and the introduction of new technologies. Accordingly, the Company's ability to maintain or increase net sales and gross margins will depend in part upon its ability to reduce its cost of sales, to increase unit sales volumes of existing products and to introduce and sell new products. There can be no assurance that the Company will be able to reduce its cost of sales in the future to respond effectively to declining sales prices.

     The Company budgets research and development expenditures based on planned product introductions and enhancements; however, actual expenditures may significantly differ from budgeted expenditures. Inherent in the product development process are a number of risks. The development of new, technologically advanced products and product enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will successfully identify, develop or introduce new products or product enhancements. Products such as those offered by the Company may contain undetected or unresolved software errors when they are first introduced or as new versions are released. There can be no assurance that, despite extensive testing by the Company, software errors will not be found in new products or upgrades after commencement of commercial shipments, resulting in delay in or loss of market acceptance. Future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect the Company's operating results, particularly on a quarterly basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     COMPETITION. The market for the Company's products is highly competitive. The Company competes directly domestically and internationally with a variety of companies offering multiplexers and switches using a variety of technologies, including Micom Communications Corp. ("Micom"), Newbridge Networks Corp., Ascom-Timeplex, Sync Research, Inc., Motorola Information Systems Group ("Motorola"), Hypercom Network Systems ("Hypercom"), Memotec Communications, Inc. ("Memotec") and other companies. Recently, a number of companies including Micom, Memotec, Motorola and Hypercom began offering a Frame Relay access device which integrates voice and data and the Company believes that additional companies intend to offer such a product. Similar products may be introduced by a variety of other telecommunications companies or public carriers including, without limitation, manufacturers of data only Frame Relay access devices and manufacturers of Frame Relay switches, such as Cascade Communications Corp. ("Cascade") and StrataCom, Inc. ("StrataCom") who are also suppliers to or customers of the Company.

     The Company also competes indirectly with public carriers, such as AT&T and MCI. These companies either do, or may in the future, compete with the Company by offering alternative products or services. For example, in the United States market, the availability of inexpensive voice communications services may mitigate the cost-effectiveness of the Company's integrated solution in such market. Decreased costs of telecommunications services in the United States and other markets could adversely affect the Company's ability to compete in such markets.

     Many of the Company's current and potential competitors have substantially greater name recognition and financial, marketing, technical and other resources than the Company. Many of these companies sell directly to end-users, which the Company believes may provide a competitive edge over the Company when marketing either similar products or alternative networking solutions. Unlike the Company, many of these companies are ISO-9000 certified. Many telecommunications firms will not purchase products from suppliers that do not meet ISO-9000 specifications. Accordingly, until it has obtained ISO-9000 certification, the Company may be precluded from selling its products to such organizations and its ability to compete with other suppliers of network communications equipment may be adversely affected. Consequently, the Company expects to continue to experience increased competition, which could result in significant price reductions, decreased gross margins, loss of market share and lack of acceptance of Company's products. There can be no assurance that the Company will be able successfully to compete against either current or potential competitors or that competition will not have a material adverse effect on the Company's business, operation results and financial condition.

     INTEGRATION OF PRESTICOM; FUTURE ACQUISITIONS. The Company acquired Presticom in November of 1995 and may in the future pursue acquisitions of related businesses, products or technologies. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, and amortization expenses related to goodwill and other tangible assets, all of which could adversely affect the Company's profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired companies, the diversion of management's attention from other business concerns, risks associated with the Company's entering markets in which it has no or limited direct prior experience, and the potential loss of key employees of the acquired company. In the event that such an acquisition does occur, however, no assurances can be given as to the effect thereof on the Company's business, operating results and financial condition.

     MANAGEMENT OF GROWTH. The Company has recently experienced growth in its operations, both internally and as a result of the acquisition of Presticom. This growth has placed, and will continue to place, strain on the Company's managerial, operational and financial resources and systems and controls. This is particularly true with respect to sales in a number of international markets since each specific international market has its own unique regulatory, financial, technical, customer and other characteristics which often require the Company to devote significant resources to sell products in that country. The Company's future operating results will depend on its ability to attract, hire and retain skilled employees, and to expand and improve the Company's operational, product development, management information and financial systems and controls. The Company is currently implementing new management information and product development systems. The Company's failure to manage growth effectively, successfully upgrade its systems or to hire, retain and integrate necessary qualified personnel could adversely affect the Company's business, operating results and financial condition.

     CUSTOMER CONCENTRATION. A small number of customers have historically accounted for a substantial portion of the Company's net sales. In particular, Scientific Atlanta accounted for approximately 7% and 20% of the Company's net sales for the fiscal year ended June 30, 1995 and for the nine months ended March 31, 1996, respectively. In addition, Stratacom and IMPSAT accounted for 8% and 14% for the fiscal year ended June 30, 1995 and 8% and 12% for the nine months ended March 31, 1996, respectively. During those periods the Company's five largest customers accounted for 43% and 49%, respectively, of net sales. There can be no assurance that a major customer will not reduce or delay the amount of products ordered from the Company or significantly change the terms upon which the Company and such customer do business. Any such reduction, delay or change could have a material adverse effect on the Company's business. In general, the Company's major customers either sell or deploy the Company's products outside the United States, which subjects the Company to a variety of other risks.

     INTERNATIONAL SALES, TARIFF AND REGULATORY MATTERS. Sales of the Company's products to customers outside the United States accounted for approximately 70% and 66% of the Company's net sales for the fiscal years ended June 30, 1994 and June 30, 1995, respectively, and approximately 56% of the Company's net sales for the nine months ended March 31, 1996. In addition, the Company believes that a majority of its sales to customers inside the United States represent sales of products which are used or resold in markets outside the United States. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, potentially adverse tax consequences and problems in collecting accounts receivable. A significant number of the Company's products are sold or installed in countries, including several in South America, where political or economic issues could adversely affect the purchasing decision of the customer. Although the Company's sales are currently denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Furthermore, future international activity may result in foreign currency denominated sales and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. The financial stability of foreign markets could also affect the Company's international sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Rates for telecommunications services are governed by tariffs of licensed carriers that are subject to regulatory approval. Future changes in these tariffs could have a material adverse effect on the Company's business.
 For example, should tariffs for public switched digital services increase in the future relative to tariffs for private leased services, the cost-effectiveness of certain of the Company's products would be reduced, and its business and results of operations could be adversely affected. In addition, the Company's products must meet standards and receive certification for connection with the public telecommunications networks of a country prior to their sale in such country. In the United States, for example, the Company's products must comply with certain regulations promulgated by the Federal Communications Commission, and to date all of the Company's products have so complied. The Company's products must also be certified by domestic telecommunications carriers. In foreign countries, the Company's products are subject to a wide variety of governmental review and certification requirements. From time to time, foreign governments have altered certification or regulatory requirements which has adversely impacted the Company's ability to sell products in such markets. Any future inability to obtain on a timely basis or retain domestic certificate or foreign regulatory approvals could have a material adverse effect on the Company's business, operating results and financial condition.

     RELIANCE ON THIRD PARTY SUPPLIERS. The Company relies on third party suppliers who supply the components used in the Company's products. Most components are readily available from alternate sources. However, the unavailability of certain components from current suppliers, especially components custom designed for the Company, could result in delays in the shipment of the Company's products as well as additional expenses associated with obtaining and qualifying a new supplier. The Company experienced a situation where a third party supplier ceased manufacturing a component, which resulted in additional expense to the Company. In addition, certain key components used in the Company's products are available only from single sources and the Company does not have long term contracts ensuring the supply of such components. As the Company typically maintains less than 90 days supply of such components, there can be no assurance that components will be available to meet the Company's future requirements at favorable prices, if at all. The Company's inability to obtain components in a timely manner would materially and adversely affect the Company's business and financial condition. In addition, any significant increase in component prices could also adversely affect the Company's results of operations.

     The Company resells Frame Relay switches purchased from Cascade. Although the Company believes similar products can be purchased from other sources, the process of qualifying replacement suppliers, generating the supporting documentation, performing system level integration, obtaining standards-compliant approval for its products, and retraining sales and marketing channels would take a significant amount of time and expense. The Company's ability to offer an integrated, cost-effective networking solution is based, in part, on its ability to sell such products as part of its present line. The Company's inability to source these products at satisfactory quality and quantity levels and with the appropriate lead time would adversely affect the Company's business and operations.

     RELIANCE ON INDIRECT DISTRIBUTION. The Company markets and sells products domestically and internationally primarily through resellers, such as distributors, value-added resellers and system integrators. The number of qualified resellers in certain countries is limited. Resellers typically are not effective at selling the Company's products until they have been trained and have successfully completed several sales. The Company's performance depends in part on attracting, retaining and motivating such resellers. Certain of the Company's resellers also act as resellers for competitors of the Company and could devote greater effort and resources to marketing competitive products. The Company's resellers are generally provided discounts and, occasionally, are entitled to special pricing or distribution arrangements, the effect of which is to decrease the Company's gross margins.
 While the Company has contractual relationships with many of its resellers, these agreements do not require the resellers to purchase the Company's products and can generally be terminated on short notice by the reseller. Resellers in many countries have title to the governmental authorizations and certifications necessary to market the Company's products in such country, and there is no assurance that, in the event a reseller ceased marketing the Company's products, the reseller would transfer such authorization or certification to the Company or that the expense and delay associated with obtaining a new authorization or certification would not adversely affect the Company's business and operations in such country. There can be no assurance that resellers will continue to market the Company's products or devote the resources necessary to provide effective sales and marketing support to the Company. In addition, the Company is dependent on the continued viability and financial stability of its resellers, many of which are small organizations with limited capital. In the first fiscal quarter of 1993, one of the Company's European resellers filed for bankruptcy, ceased operations, and was subsequently replaced by a number of nonexclusive resellers. The Company's inability to collect a significant sum from the reseller, the time involved in reestablishing a new distribution channel in that market and the difficulties in having certain regulatory approvals transferred to the Company all adversely affected the Company's business. The loss of any key reseller could adversely affect the Company's business.

     The Company's sales through original equipment manufacturers ("OEMs") who purchase custom modules for the fiscal years ended June 30, 1994 and 1995, and for the nine month period ended March 31, 1996 accounted for approximately 6.3%, 9% and 21.5%, respectively, of the Company's net sales. The Company does not classify private label sales of standard products as OEM sales. In 1995, virtually all of the Company's OEM sales were generated by Scientific-Atlanta. The Company's OEM and private label business is subject to risks such as contract termination, products developed by a third party or by the third party's internal development team, change in corporate ownership, business direction or product mix by the third party, and assumption of manufacturing rights by the third party. There can be no assurance that these factors will not adversely affect the Company's business and, consequently, the Company's operating results and financial condition.

     DEPENDENCE ON PROPRIETARY TECHNOLOGY. The Company's future success will depend in part on its proprietary technology. In addition, certain technology licensed from third parties is incorporated in the Company's products. In particular, the Company licenses certain of its voice compression algorithms, components of its network management system software and other software and technology embedded in the hardware incorporated into the Company's products pursuant to nonexclusive license agreements. The failure of the Company to retain such licenses or obtain new licenses as improvements in such technology are developed and new technology is introduced could adversely affect the Company's business. The Company has not applied for and does not currently hold any patents. The Company relies principally on copyright, trade secret and contract law to protect its proprietary technology. There can be no assurance that such measures are adequate to protect the Company's proprietary technology. The Company has substantial international operations and the laws of foreign countries treat the protection of proprietary rights differently from, and may not protect the Company's proprietary rights to the same extent as do, laws in the United States.

     Since patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed which, if issued as patents, would relate to the Company's products. In addition, the Company has never conducted a comprehensive patent search relating to the technology used in its products. Accordingly, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that such claims will not be successful. The Company could incur substantial costs in defending itself and its customers against any such claims, regardless of the merits of such claims. Parties making such claims may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to sell its products in the United States and abroad, and could result in an award of substantial damages. In the event of a successful claim of infringement, the Company, its customers and end-users may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost or at all. The defense of any lawsuit could result in time consuming and expensive litigation, damages, license fees, royalty payments and restrictions on the Company's ability to sell its products, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

     DEPENDENCE ON KEY PERSONNEL. The success of the Company is dependent in large part on its ability to retain its executive officers, the loss of one or more of whom could adversely affect the Company's business. The Company is also dependent on other members of management and its sales and technical personnel. The Company believes that its future success will depend in large part upon its continued ability to attract, retain and motivate highly skilled employees, who are in great demand. There can be no assurance that the Company will be able to do so.

     FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company has experienced negative cash flow since inception. The Company anticipates that its existing capital resources, including bank borrowings, cash flow from operations and the net proceeds of its initial public offering ("IPO"), will be adequate to satisfy its capital requirements through at least the next 12 months. The Company's future capital requirements will depend on many factors including, but not limited to, the levels at which the Company maintains inventory, the market acceptance of the Company's products, the levels of promotion and advertising required to launch such products and attain a competitive position in the marketplace, and the extent to which the Company invests in new technology and improvements to its existing technology. To the extent that existing resources and future earnings are insufficient to fund the Company's activities, the Company may need to raise additional funds through public or private financings including equity financings. If additional funds are raised through the issuance of equity securities, the percentage ownership of then current stockholders of the Company will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders. The Company's lack of authorized Preferred Stock and the right of the Board representatives of the Company's two largest stockholders to approve certain below market sales of securities could hinder the Company's ability to obtain financing. If adequate funds are not available, the Company may be required to delay, scale back or eliminate some or all of its research and development, to curtail its operations significantly or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies or potential markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     CONTROL BY EXISTING STOCKHOLDERS. As of April 30, 1996, the executive officers and directors, together with their affiliates, in the aggregate, owned approximately 42% of the Company's outstanding shares of Common Stock. In addition, such stockholders hold options and warrants to purchase additional shares of the Company's Common Stock. Accordingly, these stockholders, acting together, may have the ability to control the approval of most matters requiring approval by the Board of Directors and stockholders of the Company, including the election of at least a majority of the Board of Directors of the Company and the authorization of Preferred Stock. This concentration of ownership under certain circumstances could have the effect of delaying or preventing a change in control of the Company or a financing of the Company. In addition, the Company has entered into an agreement with its two largest stockholders, Promon International, Inc. ("Promon") and Pacific Technology Fund ("PTF"), that obligates the Company to nominate a representative of each such stockholder to the Board of Directors as long as such stockholder owns at least 10% of the Company's then outstanding voting securities. The Company has agreed that it will not issue securities at less than 95% of market value, or at a price below 85% of market value with respect to employee stock purchases or option plans, without the approval of the representatives of Promon and PTF, again provided that such stockholder owns at least 10% of the Company's then outstanding voting securities.

     NO PRIOR PUBLIC MARKET; POSSIBLE VOLATILITY OF STOCK PRICE. Prior to the IPO, no public market for the Company's Common Stock existed, and there can be no assurance that an active trading market will be sustained. The trading price of the Common Stock has undergone significant fluctuations since the IPO and could continue to be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management, announcements of technological innovations or new products by the Company or its competitors, legislative or regulatory changes, general trends in the industry and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     POTENTIAL EFFECT OF ANTI-TAKEOVER PROVISIONS. The Company's Certificate of Incorporation provides for a Board of Directors with staggered terms which may discourage or prevent certain types of transactions involving an actual or potential change in control of the Company, including transactions in which the stockholders might otherwise receive a premium for their shares over then current market prices. Certain provisions of Delaware law applicable to the Company, including Section 203 of the Delaware General Corporation Law, could have the effect of delaying, deferring or preventing a change of control of the Company. It is possible that the staggered board and Section 203 of the Delaware General Corporation Law may have the effect of delaying, deferring or preventing a change of control of the Company, may discourage bids for the Company's Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of the Common Stock.

     LACK OF DIVIDENDS. The Company has never paid cash dividends of shares of its capital stock. The Company currently intends to retain any future earnings in its business and does not anticipate paying any cash dividends in the future. Furthermore the Company's agreement with its lender currently limits the Company's ability to pay cash dividends.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (A)  EXHIBITS.

               Exhibit 3.1 -- Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

               Exhibit 3.2 -- Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

               Exhibit 4.1 -- Specimen certificate representing shares of Common Stock of the Company. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

               Exhibit 4.2 -- Form of Warrant of the Company. Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

               Exhibit 10.1 -- Standard Industrial/Commercial Multi-Tenant Lease-Modified Net dated May 23, 1994 by and between Herman Bennett and the Company. Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

               Exhibit 10.2 -- Master Lease Agreement dated January 11, 1994 and between the Company and Leasetec Corporation, as amended and supplemented. Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

               Exhibit 10.3 -- Loan and Security Agreement dated March 23, 1993, as amended, between Silicon Valley Bank and the Company and related agreements and documents. Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

               Exhibit 10.4 -- Loan and Security Agreement (Exim) dated May 11, 1994, as amended, between Silicon Valley Bank and the Company and related agreements and documents. Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

               Exhibit 10.5 -- Executive Employment Agreement dated December 23, 1992, by and between the Company and Martin Shum. Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

               Exhibit 10.6 -- Form of Indemnification Agreement.
Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

               Exhibit 10.7 -- 1987 Stock Option Plan (the "1987 Plan"). Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

               Exhibit 10.8 -- Form of Amended Notice of Grant of Stock Option with respect to holders of installment incentive stock options granted under the 1987 Plan. Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

               Exhibit 10.9 -- Form of 1987 Installment Incentive Stock Option Agreement, Immediately Exercisable Stock Option Agreement and Immediately Exercisable Non-Qualified Stock Option Agreement generally used in connection with the 1987 Plan. Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

               Exhibit 10.10 -- Form of 1987 Stock Purchase Agreement generally used in connection with the 1987 Plan. Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

               Exhibit 10.11 -- 1993 Stock Option Plan as amended (the "1993 Plan"). Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

               Exhibit 10.12 -- Form of Notice of Grant of Stock Option generally used in connection with the 1993 Plan. Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

               Exhibit 10.13 -- Form of 1993 Stock Option Agreement generally used in connection with the 1993 Plan. Incorporated by reference to Exhibit
10.13 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

               Exhibit 10.14 -- Form of 1993 Stock Purchase Agreement generally used in connection with the 1993 Plan. Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

             **Exhibit 10.15 -- Cooperation and Supply Agreement dated as of November 19, 1993 by and between StrataCom, Inc. and the Company.
Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

               Exhibit 10.16 -- Technical Information Escrow Agreement dated July 18, 1994 by and between StrataCom, Inc., the Indianapolis Vault Company and the Company. Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

               Exhibit 10.17 -- Memorandum of Agreement dated January 19, 1995 by and between the Company, Promon International, Inc. and Pacific Technology Fund. Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

               Exhibit 10.18 -- Shareholder Rights Agreement dated as of April 23, 1992, as amended by Amendment No. 1 to Shareholder Rights Agreement dated as of August 11, 1992, Amendment No. 2 to Shareholder Rights Agreement dated as of October 19, 1992, Amendment No. 3 to Shareholder Rights Agreement dated as of December 18, 1992, Amendment No. 4 to Shareholder Rights Agreement dated as of March 15, 1993, Amendment No. 5 to Shareholder Rights Agreement dated as of November 16, 1993, and Amendment No. 6 to Shareholder Rights Agreement dated as of December 15, 1994. Incorporated by reference to
Exhibit 10.18 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

               Exhibit 10.19 -- Virtual DAMA Agreement dated December 31, 1993, by and between the Company and Promon Technical Services, Inc., as amended. Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

               Exhibit 10.20 -- 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"). Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

               Exhibit 10.22 -- Form of Stock Option Agreement generally used in connection with the Discretionary Option Grant Program of the 1995 Plan. Incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

               Exhibit 10.21 -- Form of Addendum to Stock Option Agreement (Limited Stock Appreciation Right). Incorporated by reference to Exhibit
99.4 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

               Exhibit 10.24 -- Form of Addendum to Stock Option Agreement (Involuntary Termination Following Change of Control). Incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

               Exhibit 10.25 -- Form of Addendum to Stock Option Agreement (Special Tax Elections). Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

               Exhibit 10.26 -- Form of Automatic Stock Option Agreement. Incorporated by reference to Exhibit 99.9 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

               Exhibit 10.27 -- Form of Stock Issuance Agreement generally used in connection with the Discretionary Option Grant Program of the 1995 Plan. Incorporated by reference to Exhibit 99.10 to the Company's
Registration Statement on Form S-8, Registration No. 33-80007.

               Exhibit 10.28 -- Form of Addendum to Stock Issuance Agreement (Involuntary Termination Following Change of Control). Incorporated by reference to Exhibit 99.11 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

               Exhibit 10.29 -- Form of Addendum to Stock Issuance Agreement (Special Tax Elections). Incorporated by reference to Exhibit 99.12 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

               Exhibit 10.30 -- Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.13 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

               Exhibit 10.31 -- The Share Purchase Agreement By and Among the Company, Canada Inc. and Certain Presticom Stockholders, dated as of November 24, 1995. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated November 30, 1995.

               Exhibit 11.1 -- Statement Regarding Computation of Earnings Per Share.

___________

** The Company has received confidential treatment for certain portions of this document filed with the Commission.




          (B)  REPORTS ON FORM 8-K.

               On February 13, 1996, an amended Current Report on Form 8-K dated November 30, 1995, was filed in the quarter ended March 31, 1996, with disclosure under Item 7. The amended Current Report on Form 8-K was filed to include the financial statements which were not available for filing with the Current Report on Form 8-K filed on December 7, 1995.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 5, 1996                ACT NETWORKS, INC.

                                  /s/   MELVIN L. FLOWERS
                                  ---------------------------------------------
                                  Melvin L. Flowers
                                  Vice President, Finance and Administration,
                                  and Chief Financial Officer

                                  (Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)

                                 EXHIBIT INDEX


  Exhibit                                                         Sequentially
    No.                                                          Numbered Page
- -----------                                                     ---------------
   11.1