Form 10-Q/A
period 1995-12-31
ACT NETWORKS INC
filed 1996-05-22
CIK 942132

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                               AMENDMENT NO. 1 TO
                                  FORM 10-Q/A

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


    FOR THE TRANSITION PERIOD FROM                    TO
                                   ------------------    ----------------

                         COMMISSION FILE NUMBER 0-25740

                               ACT NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

                              --------------------

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

- -------------------------------------------------------------------------------

    FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                             REPORT: Not Applicable

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   [checkmark]   No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes                 No
                           --------------      ---------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of January 31, 1996, there were 7,371,235 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None
===============================================================================

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                             ------
PART I.     FINANCIAL INFORMATION

            Item 1.   Financial Statements

                          Condensed Consolidated Balance Sheets as of
                          December 31, 1995 and June 30, 1995.............................................     3

                          Condensed Consolidated Statements of Operations
                          for the Three and Six Month Periods Ended
                          December 31, 1995 and 1994......................................................     4

                          Condensed Consolidated Statements
                          of Cash Flows for the Six Month Periods
                          Ended December 31, 1995 and 1994................................................     5

                          Notes to Condensed Consolidated
                          Financial Statements............................................................     6

            Item 2.   Management's Discussion and Analysis
                      of Financial Condition and Results of Operations....................................     8

PART II.    OTHER INFORMATION

            Item 6.   Exhibits and Reports on Form 8-K....................................................    12

SIGNATURES................................................................................................    15

EXHIBIT INDEX ............................................................................................    16

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               ACT NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,           JUNE 30,
                                                                  1995                 1995
                                                             --------------       --------------
                                                               (UNAUDITED)
Current Assets:
     Cash and cash equivalents .......................        $ 11,352,192         $ 30,546,278
     Short-term investments ..........................           7,403,959                  ---
     Accounts receivable, less allowances of $63,000
       in December and $63,000 in June ...............           7,093,869            4,529,210
     Accounts receivable from stockholder ............             537,348              669,160
     Inventory .......................................           6,446,056            4,677,190
     Prepaid expenses ................................             445,850              244,315
     Deposits ........................................              71,685               68,100
     Deferred income taxes ...........................              82,176               82,176
                                                              ------------         ------------
       Total current assets ..........................          33,433,135           40,816,429
Plant, equipment and other improvements:
     Machinery and equipment .........................           2,463,878            1,696,257
     Furniture and fixtures ..........................             359,500              359,500
     Computer software ...............................             665,279              411,438
     Leasehold improvements ..........................             453,139              284,659
                                                              ------------         ------------
                                                                 3,941,796            2,751,854
Accumulated depreciation and amortization ............           1,663,444            1,233,003
                                                              ------------         ------------
                                                                 2,278,352            1,518,851
Goodwill .............................................           2,029,139                 --
Other assets .........................................             502,182              561,498
                                                              ------------         ------------
       Total assets ..................................        $ 38,242,808         $ 42,896,778
                                                              ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accrued payables ................................        $  1,851,089         $  1,475,020
     Accrued expenses ................................             831,768              625,627
     Accrued vacation ................................             255,917              239,888
     Accrued commissions .............................              94,992              153,656
     Income taxes payable ............................              88,539               86,958
                                                              ------------         ------------
       Total current liabilities .....................           3,122,305            2,581,149
Notes payable and capital leases, less current portion             311,914                 --
Stockholders' equity:
     Common stock, $.01 par value
     Authorized - 40,000,000
       Issued and outstanding - 7,362,407 in
       December and 7,149,830 in June ................               7,158                7,150
     Common stock paid-in capital in excess of par
       value .........................................          43,980,543           42,662,121
     Promon secured deposit ..........................                --                (45,000)
     Accumulated deficit .............................          (9,175,468)          (3,570,683)
     Accumulated translation adjustment ..............              (3,644)                --
                                                              ------------         ------------
       Total stockholders' equity ....................          34,808,589           40,315,629
                                                              ------------         ------------
       Total liabilities and stockholders' equity             $ 38,242,808         $ 42,896,778
                                                              ============         ============


                     See notes to condensed financial sheets

                                                ACT NETWORKS, INC.

                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                    (UNAUDITED)

                                                THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                    DECEMBER 31,                              DECEMBER 31,
                                         ---------------------------------         ---------------------------------
                                             1995                 1994                 1995                 1994
                                         ------------         ------------         ------------         ------------
Net Sales .......................        $  6,167,103         $  4,876,632         $ 11,268,885         $  9,288,089
Expenses:
    Cost of goods sold ..........           3,691,219            2,150,904            6,333,550            4,147,171
    Research and development ....           1,241,465              935,594            2,278,961            1,722,452
    Sales and marketing .........           1,752,413            1,050,999            3,158,452            2,077,392
    General and administrative ..             806,818              461,355            1,407,036              879,929
         In-process research and            5,600,000                 --              5,600,000                 --
                                         ------------         ------------         ------------         ------------
    development .................          13,091,915            4,598,852           18,777,999            8,826,944
                                         ------------         ------------         ------------         ------------

Income (loss) from operations ...          (6,924,812)             277,780           (7,509,114)             461,145


Other:
    Interest and other income
    (expense) ...................             307,918                1,453              681,718                1,453
                                                 --                (49,304)                --                (61,484)
                                         ------------         ------------         ------------         ------------
    Interest expense ............             307,198              (47,851)             681,718              (60,031)
                                         ------------         ------------         ------------         ------------
Income (loss) before income taxes          (6,616,894)             229,929           (6,827,396)             401,114
Provision for income taxes ......              39,430               14,000               39,430               14,000
                                         ------------         ------------         ------------         ------------
Net income (loss) ...............        $ (6,656,324)        $    215,929         $ (6,866,826)        $    387,411
                                         ============         ============         ============         ============
Net income (loss) per share .....        $      (0.92)        $       0.05         $      (0.96)        $       0.08
                                         ============         ============         ============         ============
Shares used in computing net
income (loss) per share .........           7,206,296            4,751,479            7,164,184            4,696,310
                                         ============         ============         ============         ============



                  See notes to condensed financial statements.

                               ACT NETWORKS, INC.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                 DECEMBER 31,                              DECEMBER 31,
                                                      ---------------------------------        -----------------------------------
                                                           1995                1994                 1995                 1994
                                                      ------------         ------------        -------------        --------------
OPERATING ACTIVITIES
Net income (loss) ............................        $ (6,656,323)        $    215,929         $ (6,866,825)        $    387,114
Adjustments to reconcile net
  income (loss) to net cash
  used in operating activities:
  Depreciation and amortization ..............             262,334              160,613              455,163              286,664
  Provision for allowances on
    accounts receivable ......................                --                   --                   --                   --
   Write-off of in-process
   research and development ..................           5,600,000                 --              5,600,000                 --
  Changes in operating assets and liabilities:
    Accounts receivable ......................            (236,709)            (993,016)          (1,402,738)          (2,018,500)
    Inventory ................................             672,075           (1,015,511)          (1,407,598)          (1,626,326)
    Prepaid expenses and
      deposits ...............................             (30,963)            (145,696)            (194,389)             (35,618)
    Accounts payable, accrued
      expenses and income taxes
      payable ................................          (1,422,944)             636,258             (634,166)          (1,423,391)
                                                      ------------         ------------         ------------         ------------
Net cash used in operations ..................          (1,812,530)          (1,141,423)          (4,450,553)          (1,583,275)

INVESTING ACTIVITIES
Decrease (Increase) in short-
term investments .............................          (6,923,887)                --             (6,923,887)                --
Purchase of plant, equipment
  and other fixed assets .....................            (470,096)            (215,839)          (1,076,840)            (865,232)
Acquisition of Presticom, Inc. ...............          (6,880,470)                --             (6,880,470)                --
Other assets .................................               9,165              (62,506)              59,316             (101,149)
                                                      ------------         ------------         ------------         ------------
Net cash used in investing
  activities .................................         (14,265,288)            (278,345)         (14,821,881)            (966,381)

FINANCING ACTIVITIES
Payments on long-term debt ...................                (533)                --                   (533)                --
Stock warrants and options ...................              27,394               67,980               37,526              103,180
Shareholder secured research
  and development deposit ....................              45,000               75,000               45,000                 --
Borrowings on line of credit .................                --                880,483                 --              1,500,000
                                                      ------------         ------------         ------------         ------------
Net cash provided by financing
  activities .................................              71,861            1,023,463               81,993            1,603,180
Translation adjustment .......................              (3,644)                --                 (3,644)                --
Net decrease in cash .........................         (16,009,602)            (396,305)         (19,194,086)            (796,476)
Cash and cash equivalents at
  beginning of period ........................          27,361,794              396,305           30,546,278              796,476
                                                      ------------                                                   ------------
Cash and cash equivalents at
  end of period ..............................          11,352,192                 --             11,352,192                 --
Cash and cash equivalents paid
  during the period for:
    Interest .................................                 367               33,483                  367               45,663
    Income taxes .............................                 623               14,000                  623               14,000


                  See notes to condensed financial statements.

                               ACT NETWORKS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

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

                                                    SIX MONTHS ENDED                         SIX MONTHS ENDED
                                                    DECEMBER 31, 1995                       DECEMBER 31, 1994
                                                    -----------------                       -----------------
Net sales                                           $  12,146,966                            $  10,171,487
Net loss                                               (1,765,351)                                 (91,094)
Net loss per share                                          (0.24)                                   (0.02)


The pro forma information presented above does not reflect the write off of in-process research and development costs of $5,600,000 which was included in the actual operating results for the six-months ended December 31, 1995.

3.       INVENTORIES

The components of inventory consist of the following:

                                   DECEMBER 31, 1995 SEPTEMBER 30, 1995
                                   ----------------- ------------------
Purchased parts ..............        $2,844,535        $1,364,240
Sub-assemblies; finished goods         3,601,521         5,392,623
                                      ----------        ----------
                                      $6,446,056        $6,756,863
                                      ==========        ==========


4.       NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants (using the modified treasury stock method) have been included in the computation when dilutive and common equivalents shares from the convertible preferred stock outstanding during the quarter and the six months ended December 31, 1994 which was converted into common stock in connection with the Company's initial public offering are included as if converted at the original date of issuance even though inclusion is antidilutive. Pursuant to the Securities and Exchange Commission (SEC) Staff Accounting Bulletins, all common and common equivalent shares issued by the Company at an exercise price below the public offering price during the twelve-month period prior to the offering (cheap stock) have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method at the initial public offering price per share and the if-converted method for convertible preferred stock).

Net income per share for the six months ended December 31, 1994 under "Accounting Principles Bulletin No. 15" which excludes the cheap stock adjustment pursuant to the SEC staff accounting bulletins is as follows:

                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                         DECEMBER 31, 1994       DECEMBER 31, 1994
                                         -----------------       -----------------
Net income (loss) per share ....         $            0.05         $        0.09
                                         =================         =============

Shares used in computing
net income (loss) per share ....                 4,509,445             4,454,276
                                         =================         =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         ACT was founded in May 1987 to design, manufacture and market wide area network communication products incorporating advanced compression and integration technologies. Until September 1988, the Company was primarily engaged in research and development. In fiscal 1989, the Company shipped its first integrated product, the SDM-1, a point-to-point multiplexer designed for use on a voice-band analog circuit. In fiscal 1991, the Company began shipping the SDM-T, a point-to-point integrated multiplexer designed for use over digital leased lines. The Company experienced significant growth in net sales and first achieved profitability in fiscal 1991 as a result of the market acceptance of its SDM-T product. In fiscal 1993, the Company introduced the SDM-FP, its first integrated Frame Relay access product.

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

         Sales to customers outside the United States accounted for approximately 68%, 70% and 66% of the Company's net sales for the fiscal years ended June 30, 1993, 1994 and 1995, respectively, and approximately 50% for the six months ended December 31, 1995, and the Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. In addition, the Company believes that a majority of its sales to customers inside the United States represent sales of products which are used or resold in markets outside the United States. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, problems and delays in collecting accounts receivable and economic downturns in foreign markets. A significant number of the Company's products are sold or installed in countries, including several in South America, where political or economic issues could adversely affect the purchasing decision of the customer. In addition, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

         A small number of customers have historically accounted for a substantial portion of the Company's net sales. The Company's five largest customers accounted for approximately 45% and 43% of the Company's net sales for the fiscal years ended June 30, 1994 and 1995, respectively, and approximately 50% for the six months ended December 31, 1995. Any reduction, delay or change in orders from such customers could have a material adverse effect on the Company's business.

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

                                                    Six Months Ended December 31,
                                                    -----------------------------
                                                       1995               1994
                                                       ----               ----
Net sales ..................................           100.0%            100.0%

Cost of goods sold .........................            56.2%             44.7%

Gross profit ...............................            43.8%             55.3%
Operating expenses:

   Research and development ................            20.2%             18.5%
   Sales and marketing .....................            28.0%             22.4%

   General and administrative ..............            12.5%              9.5%

   In process research and development .....            49.7%              0.0%
                                                      ------            ------

Total operating expenses ...................           166.6%             50.4%

Income (loss) from operations ..............           (66.6%)             4.9%

Net interest and other income (expense) ....             6.0%             (0.6%)
                                                      ------            ------
Income (loss) before taxes .................           (60.9%)             4.3%
Provision for income taxes .................             0.0%              0.1%
                                                      ------            ------

Net income (loss) ..........................           (60.9%)             4.2%
                                                      ======            ======


Net sales

         Net sales increased 21% to $11.3 million for the six months ended December 31, 1995 from $9.3 million for the six months ended December 31, 1994. This increase was primarily due to increased sales of the Company's Frame Relay and OEM products. Net sales of Frame Relay products were $6.0 million and $1.2 million for the six month periods ended December 31, 1995 and December 31, 1994, respectively. Net sales of point to point products decreased to $1.0 million from $6.0 million for the six month periods ended December 31, 1995 and December 31, 1994, respectively. While the Company anticipated the continued decline of sales of point-to-point products due primarily to the conversion of customers to Frame Relay products, the decrease in such sales during the quarter was greater than anticipated by the Company. Net sales of OEM products increased to $2.7 million for the six months ended December 31, 1995 from $1.1 million for the six months ended December 31, 1994. The increase in OEM shipments was primarily due to unusually large orders received from one customer and the Company does not anticipate this level of OEM sales to continue in the future.

Gross Profit

         Gross profit represents net sales less the cost of goods sold, which includes cost of materials, manufacturing overhead costs and direct labor expenses. The Company's gross profit was $4.9 million, or 43.8% of net sales, for the six months ended December 31, 1995. The six months ended December 31, 1995 included a $0.7 million charge for obsolete inventory that was taken to recognize the decreased demand for certain point-to-point products. Gross profit, not including this charge, was $5.6 million or 50.0% of net sales, for the six months ended December 31, 1995, as compared to 53.0% of net sales for the comparable period in 1994. This decrease in gross profit as a percentage of sales was primarily attributable to the change in product mix including increased OEM sales and decreased sales of voice cards. The gross margins generated from OEM product sales are considerably lower than those from Frame Relay or point-to-point products. In the future, gross profit may be affected by price competition, product mix, product configuration, changes in unit volume, cost of components and manufacturing and other factors.

Operating Expenses

Research and development. Research and development expense increased to $2.3 million, or 20.2% of net sales, for the six months ended December 31, 1995 from $1.7 million, or 18.5% of net sales, for the six months ended December 31, 1994. These increases were primarily attributable to the costs of personnel for the development of new products and enhancement of existing products, which increased to approximately $1.5 million from approximately $1.2 million during the preceding comparable period. While the actual amount expended will depend upon a variety of factors, the Company anticipates increasing research and development expenses in fiscal 1996.

Sales and marketing. Sales and marketing expense increased to $3.2 million, or 28.0% of net sales, for the six months ended December 31, 1995 from $2.1 million, or 22.4% of net sales, for the six months ended December 31, 1994. This dollar increase was primarily attributable to the addition of personnel and increased marketing activities. While actual amounts expended will depend upon a variety of factors, the Company anticipates increasing sales and marketing expenses in fiscal 1996.

General and administrative. General and administrative expense increased to $1.4 million, or 12.5% of net sales, for the six months ended December 31, 1995 from $0.8 million, or 9.5% of net sales, for the six months ended December 31, 1994. This increase in expense levels was primarily attributable to the addition of administrative personnel and additional expenses incurred as a result of being a public company.

         The Company expects to continue to expand its operations, resulting in dollar increases in each category of operating expenses. The Company's operating results and net income will be adversely affected to the extent that net sales and gross profits do not increase sufficiently to offset such increased expenses.

Net interest and other income (expense)

         Net interest income was approximately $682,000 for the six month periods ended December 31, 1995 compared to net interest expense of approximately $60,000 for the six months period ended December 31, 1994. This change was primarily attributable to interest received on the proceeds from the Company's public offering in May 1995.

Income Taxes

         There was no provision for income taxes for the six month periods ended December 31, 1994 or December 31, 1995. Subject to certain limitations, the Company has a research and development tax credit carryforward and federal and state operating loss due to net operating loss carryforwards, a portion of which it expects to apply against its income tax liability for 1995. If the Company generates profits, the net operating loss carryforwards and research and development tax credit carryforward will be utilized and the Company's effective tax rates will increase.

         The Company adopted the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective July 1, 1993. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations primarily from the sale of preferred stock and Common Stock, borrowings from investors, borrowings under a bank facility and sales of the Company's products. Proceeds, net of offering costs, from sales of preferred stock were $2.6 million and $2.1 million for the fiscal years ended June 30, 1993 and 1994, respectively. Net proceeds from the sale of Common Stock in the Company's initial public offering in May 1995 were $33.8 million. For the six months ended December 31, 1995, the Company's operating activities used cash of approximately $4.5 million. At December 31, 1995, the Company had approximately $30.0 million in working capital, including $11.0 million in cash.

         Capital expenditures relating primarily to the purchase of computer equipment, test equipment, computer software and leasehold improvements amounted to approximately $1.1 million for the six months ended December 31, 1995. The Company currently has no material commitments for capital expenditures. However, the Company anticipates spending between $1.5 million and $2.5 million during the next 12 months to acquire test equipment, computer equipment, office furniture, tooling and leasehold improvements.

         On November 30, 1995, the Company, through its wholly-owned subsidiary, acquired all of the issued and outstanding shares of Presticom. The aggregate purchase price paid in cash and shares of the Company's Common Stock was approximately $8.5 million. In connection with the acquisition, the Company took a one-time in-process research and development charge to operations of $5.6 million.

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

         The Loan Agreements also require the Company to maintain certain financial ratios and limit the Company's ability to incur additional debt, to repurchase the Company's stock and to pay dividends. The Company is currently in compliance with all such financial ratios and covenants. As of December 31, 1995, the Company had no outstanding balance under its revolving credit facilities and under its term loan. As of December 31, 1995, an aggregate of $3.0 million was available under the Loan Agreements. The Company believes that available cash, together with amounts available under its credit facilities and cash flow from operation, will be sufficient to meet its normal operating and capital requirements through at least December 31, 1996.

                                     PART II

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                  Exhibit 3.1 - Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

                  Exhibit 3.2 - Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

                  Exhibit 4.1 - Specimen certificate representing shares of Common Stock of the Company. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

                  Exhibit 4.2 - Form of Warrant of the Company. Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

                  Exhibit 10.1 - Standard Industrial/Commercial Multi-Tenant Lease-Modified Net dated May 23, 1994 by and between Herman Bennett and the Company. Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

                  Exhibit 10.2 - Master Lease Agreement dated January 11, 1994 and between the Company and Leasetec Corporation, as amended and supplemented. Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

                  Exhibit 10.3 - Loan and Security Agreement dated March 23, 1993, as amended, between Silicon Valley Bank and the Company and related agreements and documents. Incorporated by reference to Exhibit
         10.3 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

                  Exhibit 10.4 - Loan and Security Agreement (Exim) dated May 11, 1994, as amended, between Silicon Valley Bank and the Company and related agreements and documents. Incorporated by reference to Exhibit
         10.4 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

                  Exhibit 10.5 - Executive Employment Agreement dated December 23, 1992, by and between the Company and Martin Shum. Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

                  Exhibit 10.6 - Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

                  Exhibit 10.7 - 1987 Stock Option Plan (the "1987 Plan"). Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

                  Exhibit 10.8 - Form of Amended Notice of Grant of Stock Option with respect to holders of installment incentive stock options granted under the 1987 Plan. Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

                  Exhibit 10.9 - Form of 1987 Installment Incentive Stock Option Agreement, Immediately Exercisable Stock Option Agreement and Immediately Exercisable Non-Qualified Stock Option Agreement generally used in connection with the 1987 Plan. Incorporated by reference to
         Exhibit 10.9 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

                  Exhibit 10.10 - Form of 1987 Stock Purchase Agreement generally used in connection with the 1987 Plan. Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

                  Exhibit 10.11 - 1993 Stock Option Plan as amended (the "1993 Plan"). Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

                  Exhibit 10.12 - Form of Notice of Grant of Stock Option generally used in connection with the 1993 Plan. Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

                  Exhibit 10.13 - Form of 1993 Stock Option Agreement generally used in connection with the 1993 Plan. Incorporated by reference to
         Exhibit 10.13 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

                  Exhibit 10.14 - Form of 1993 Stock Purchase Agreement generally used in connection with the 1993 Plan. Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

                  **Exhibit 10.15 - Cooperation and Supply Agreement dated as of November 19, 1993 by and between StrataCom, Inc. and the Company. Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

                  Exhibit 10.16 - Technical Information Escrow Agreement dated July 18, 1994 by and between StrataCom, Inc., the Indianapolis Vault Company and the Company. Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

                  Exhibit 10.17 - Memorandum of Agreement dated January 19, 1995 by and between the Company, Promon International, Inc. and Pacific Technology Fund. Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

                  Exhibit 10.18 - Shareholder Rights Agreement dated as of April 23, 1992, as amended by Amendment No. 1 to Shareholder Rights Agreement dated as of August 11, 1992, Amendment No. 2 to Shareholder Rights Agreement dated as of October 19, 1992, Amendment No. 3 to Shareholder Rights Agreement dated as of December 18, 1992, Amendment No. 4 to Shareholder Rights Agreement dated as of March 15, 1993, Amendment No. 5 to Shareholder Rights Agreement dated as of November 16, 1993, and Amendment No. 6 to Shareholder Rights Agreement dated as of December 15, 1994. Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

                  Exhibit 10.19 - Virtual DAMA Agreement dated December 31, 1993, by and between the Company and Promon Technical Services, Inc., as amended. Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

                  Exhibit 10.20 - 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"). Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

                  Exhibit 10.22 - Form of Stock Option Agreement generally used in connection with the Discretionary Option Grant Program of the 1995 Plan. Incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

                  Exhibit 10.21 - Form of Addendum to Stock Option Agreement (Limited Stock Appreciation Right). Incorporated by reference to
         Exhibit 99.4 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

                  Exhibit 10.24 - Form of Addendum to Stock Option Agreement (Involuntary Termination Following Change of Control). Incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

                  Exhibit 10.25 - Form of Addendum to Stock Option Agreement (Special Tax Elections). Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

                  Exhibit 10.26 - Form of Automatic Stock Option Agreement. Incorporated by reference to Exhibit 99.9 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

                  Exhibit 10.27 - Form of Stock Issuance Agreement generally used in connection with the Discretionary Option Grant Program of the 1995 Plan. Incorporated by reference to Exhibit 99.10 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

                  Exhibit 10.28 - Form of Addendum to Stock Issuance Agreement (Involuntary Termination Following Change of Control). Incorporated by reference to Exhibit 99.11 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

                  Exhibit 10.29 - Form of Addendum to Stock Issuance Agreement (Special Tax Elections). Incorporated by reference to Exhibit 99.12 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

                  Exhibit 10.30 - Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.13 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

                  Exhibit 10.31 - The Share Purchase Agreement By and Among the Company, Canada Inc. and Certain Presticom Stockholders, dated as of November 24, 1995. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated November 30, 1995.

                  Exhibit 11.1 - Statement Regarding Computation of Earnings Per Share.

                  Exhibit 21.1 - List of Subsidiaries of the Company.

                  Exhibit 27 - Amended Financial Data Schedule.

- -----------

   ** The Company has received confidential treatment for certain portions of this document filed with the Commission.

         (b)      REPORTS ON FORM 8-K.

                  A Current Report on Form 8-K dated November 30, 1995, was filed in the quarter ended December 31, 1995, with disclosure under Items 2 and 7. No financial statements were filed in conjunction therewith as such were unavailable on the date of filing. Such financial statements were filed by the Company on February 13, 1996 on an amended Current Report on Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 1996          ACT NETWORKS, INC.


                            /s/ MELVIN L. FLOWERS
                            ----------------------------------------------------
                            Melvin L. Flowers
                            Vice President, Finance and Administration, and Chief Financial Officer

                            (Duly Authorized Officer and Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

       EXHIBIT                                                SEQUENTIALLY
         NO.                                                  NUMBERED PAGE
- ----------------------                                  ------------------------
        11.1 - Statement Regarding Computation
               of Earnings Per Share

        21.1 - List of Subsidiaries of the Company

        27   - Amended Financial Data Schedule
