Form 10-Q/A
period 1996-03-31
ACT NETWORKS INC
filed 1996-05-22
CIK 942132

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

                              Yes   X    No
                                  -----     -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes        No
                                  -----     -----

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

         As of April 30, 1996, there were 7,469,532 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                                TABLE OF CONTENTS

                                                                                Page
                                                                               Number
                                                                               ------
PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                       Condensed Consolidated Balance Sheets as of
                       March 31, 1996 and June 30, 1995......................     3

                       Condensed Consolidated Statements of Operations
                       for the Three and Nine Month Periods Ended
                       March 31, 1996 and 1995...............................     4

                       Condensed Consolidated Statements
                       of Cash Flows for the Nine Month Periods
                       Ended March 31, 1996 and 1995.........................     5

                       Notes to Condensed Consolidated
                       Financial Statements..................................     6

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations..........     8

PART II. OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K..........................    13

SIGNATURES...................................................................    17

EXHIBIT INDEX ...............................................................    18

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               ACT NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 MARCH 31,       JUNE 30,
                                                                                   1996            1995
                                                                               ------------    ------------
                                                                                (UNAUDITED)

Current Assets:
     Cash and cash equivalents .............................................   $ 10,327,767    $ 30,546,278
     Short-term investments ................................................      7,076,470            --
     Accounts receivable, less allowances of $64,875
       in March and $63,000 in June ........................................      7,983,417       4,529,210
     Accounts receivable from stockholder ..................................        446,244         669,160
     Inventory .............................................................      7,268,784       4,677,190
     Tax credits and grants receivable .....................................        514,250            --
     Other current assets ..................................................        667,875         394,591
                                                                               ------------     -----------
       Total current assets ................................................     34,284,807      40,816,429
Plant, equipment and other improvements:
     Machinery and equipment ...............................................      2,627,750       1,696,257
     Furniture and fixtures ................................................        361,349         359,500
     Computer software .....................................................        720,389         411,438
     Leasehold improvements ................................................        543,667         284,659
                                                                               ------------     -----------
                                                                                  4,253,155       2,751,854
Accumulated depreciation and amortization ..................................      1,927,736       1,233,003
                                                                               ------------     -----------
                                                                                  2,325,419       1,518,851
Goodwill ...................................................................      1,955,797            --
Other assets ...............................................................        464,486         561,498
                                                                               ------------     -----------
       Total assets ........................................................   $ 39,030,509    $ 42,896,778
                                                                               ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accrued payables ......................................................   $  2,649,490    $  1,475,020
     Accrued expenses ......................................................        320,985         625,627
     Accrued vacation ......................................................        281,078         239,888
     Accrued commissions ...................................................         46,522         153,656
     Income taxes payable ..................................................        270,089          86,958
                                                                               ------------     -----------
       Total current liabilities ...........................................      3,568,164       2,581,149
Notes payable and capital leases, less current portion .....................        187,547            --

Stockholders' equity:
     Common stock, $.01 par value
     Authorized - 40,000,000
       Issued and outstanding - 7,456,830 in
       March and 7,149,830 in June .........................................          7,327           7,150
     Common stock paid-in capital in excess of par
       value ...............................................................     44,058,649      42,662,121
     Promon secured deposit ................................................           --           (45,000)
     Accumulated deficit ...................................................     (8,781,175)     (2,308,642)
     Accumulated translation adjustment ....................................        (10,003)           --
                                                                               ------------     -----------
       Total stockholders' equity ..........................................     35,274,798      40,315,629
                                                                               ------------     -----------
       Total liabilities and stockholders' equity ..........................   $ 39,030,509    $ 42,896,778
                                                                               ============    ============


                     See notes to condensed financial sheets

                               ACT NETWORKS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                             MARCH 31,                      MARCH 31,
                                    --------------------------    ----------------------------
                                        1996           1995           1996            1995
                                    -----------    -----------    ------------    ------------
Net Sales .......................   $ 8,030,487    $ 5,535,332    $ 19,299,372    $ 14,823,421

Expenses:

    Cost of goods sold ..........     3,687,135      2,444,879      10,020,685       6,592,050

    Research and development ....     1,271,054        973,729       3,550,015       2,696,181

    Sales and marketing .........     1,910,100      1,305,515       5,068,552       3,382,907

    General and administrative ..       904,226        411,812       2,311,262       1,291,741


    In-process research and
    development .................           --             --        5,600,000             --
                                    -----------    -----------    ------------    ------------
                                      7,772,515      5,135,935      26,550,514      13,962,879
                                    -----------    -----------    ------------    ------------


Income (loss) from operations ...       257,972        399,397      (7,251,142)        860,542


Other:

    Interest and other income
    (expense) ...................       269,532         (1,453)        951,250          (9,233)

    Interest expense ............       (39,345)       (80,706)        (39,345)       (132,957)
                                    -----------    -----------    ------------    ------------
                                        230,187        (82,159)        911,905        (142,190)
                                    -----------    -----------    ------------    ------------
Income (loss) before income taxes       488,159        317,238      (6,339,237)        718,352


Provision for income taxes ......        93,567           --           132,997          14,000
                                    -----------    -----------    ------------    ------------

Net income (loss) ...............   $   394,592    $   317,238    $ (6,472,234)   $    704,352
                                    ===========    ===========    ============    ============

Net income (loss) per share .....   $      0.05    $      0.07    $      (0.89)   $       0.15
                                    ===========    ===========    ============    ============

Shares used in computing net
income (loss) per share .........     7,990,561      4,818,000       7,233,789       4,726,124
                                    ===========    ===========    ============    ============



                  See notes to condensed financial statements.

                               ACT NETWORKS, INC.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                               MARCH 31,
                                                     ---------------------------
                                                         1996           1995
                                                     ------------    -----------
OPERATING ACTIVITIES
Net income (loss) ................................   $ (6,472,233)   $   704,352
Adjustments to reconcile net
  income (loss) to net cash
  used in operating activities:
  Depreciation and amortization ..................        792,797        421,415
  Write-off of in-process research and development      5,600,000           --
  Shareholder research and development ...........           --          225,000
  Changes in operating assets
    and liabilities:
    Accounts receivable ..........................     (2,201,182)    (1,175,376)
    Inventory ....................................     (2,230,326)    (2,172,820)
    Prepaid expenses and
      deposits ...................................       (776,803)        28,331
    Accounts payable, accrued
      expenses and income taxes
      payable ....................................       (263,982)       720,532
                                                     ------------    -----------
Net cash used in operations ......................     (5,551,729)    (1,248,566)

INVESTING ACTIVITIES
Decrease (Increase) in short-term investments ....     (6,596,398)          --
Purchase of plant, equipment
  and other fixed assets .........................     (1,388,199)    (1,025,662)
Acquisition of Presticom, Inc. ...................
  net of cash acquired ...........................     (6,880,470)          --
Other assets .....................................         97,012       (633,251)
                                                     ------------    -----------
Net cash used in investing
  activities .....................................    (14,768,055)    (1,658,913)

FINANCING ACTIVITIES
Payments on long-term debt .......................       (124,900)    (2,150,000)
Stock warrants and options .......................        115,801        128,319
Shareholder secured research
  and development deposit ........................         45,000           --
Borrowings on line of credit .....................         75,675      4,350,000
                                                     ------------    -----------
Net cash provided by financing
  activities .....................................        111,576      2,328,319
Translation adjustment ...........................        (10,302)          --
                                                     ------------    -----------
Net decrease in cash .............................    (20,218,510)      (579,160)
Cash and cash equivalents at
  beginning of period ............................     30,546,278        796,476
                                                     ------------    -----------
Cash and cash equivalents at
  end of period ..................................   $ 10,327,768    $   217,316
                                                     ============    ===========
Cash and cash equivalents paid
  during the period for:
    Interest .....................................   $      7,575    $   141,031
    Income taxes .................................   $     12,012    $    14,000


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

                                             NINE MONTHS ENDED        NINE MONTHS ENDED
                                              MARCH 31, 1996            MARCH 31, 1995
                                             -----------------        -----------------
Net sales                                    $  20,177,453             $  16,242,030
Net income (loss)                               (1,534,523)                   55,327
Net income (loss)  per share                         (0.21)                     0.01



The pro forma information presented above does not reflect the write off of in-process research and development costs of $5,600,000 which was included in the actual operating results for the nine-months ended March 31, 1996.

1.     TAX CREDITS

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

2.     INVENTORIES

The components of inventory consist of the following:

                                                              MARCH 31, 1996   JUNE 30, 1995
                                                              --------------   -------------
Purchased parts .........................................       $1,879,420       $2,177,590
Sub-assemblies; finished goods ..........................        5,389,364        2,499,600
                                                                ----------       ----------
                                                                $7,268,784       $4,677,190
                                                                ==========       ==========


3.     NET INCOME (LOSS) PER SHARE

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

                                              THREE MONTHS ENDED MARCH 31,          NINE MONTHS ENDED MARCH 31,
                                              ----------------------------          ---------------------------

                                                   1996           1995                 1996            1995
                                                   ----           ----                 ----            ----
Net sales .............................           100.0%         100.0%               100.0%          100.0%
Cost of goods sold ....................            45.9           44.2                 51.9            44.5
Gross profit ..........................            54.1           55.8                 48.1            55.5
Operating expenses:
   Research and development ...........            15.8           17.6                 18.4            18.2
   Sales and marketing ................            23.8           23.6                 26.3            22.8
   General and administrative .........            11.3            7.4                 12.0             8.7
   In process research and development              0.0            0.0                 29.0             0.0
                                                 ------         ------               ------          ------
Total operating expenses ..............            50.9           48.6                 85.6            49.7
Income (loss) from operations .........             3.2            7.2                (37.6)            5.8
Net interest and other income (expense)             2.9           (1.5)                 4.7            (1.0)
                                                 ------         ------               ------          ------
Income (loss) before taxes ............             6.1            5.7                (32.8)            4.8
Provision for income taxes ............             1.2            0.0                  0.7             0.1
                                                 ------         ------               ------          ------
Net income (loss) .....................             4.9%           5.7%               (33.5)%           4.8%
                                                 ======         ======               ======          ======


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

         Net sales increased 30% to $19.3 million for the nine month ended March 31, 1996 from $14.8 million for the nine months ended March 31, 1995. This increase was primarily due to increased sales of the Company's Frame Relay and OEM products and, to a lesser extent, shipments of products acquired in the Presticom acquisition which accounted for $1.2 million, or 26.7% of the increase in net sales. Net sales of Frame Relay products were $12.2 million and $6.3 million for the nine month periods ended March 31, 1996 and March 31, 1995, respectively. Net sales of point to point products decreased to $3.0 million from $7.3 million for the nine month periods ended March 31, 1996 and March 31, 1995, respectively. While the Company anticipated the continued decline of sales of point-to-point products due primarily to the conversion of customers to Frame Relay products, the decrease in such sales during the period was greater than anticipated by the Company. Net sales of OEM products increased to $4.1 million for the nine months ended March 31, 1996 from $1.2 million for the nine months ended March 31, 1995. The increase in OEM shipments was primarily due to unusually large orders received from one customer and the Company does not anticipate this level of OEM sales to continue in the future.

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

       The Company's gross profit was $9.3 million, or 48.1% of net sales, for the nine months ended March 31, 1996. The nine months ended March 31, 1996 included a $0.7 million charge for obsolete inventory that was taken to recognize the decreased demand for certain point-to-point products. Gross profit, not including this charge, was $10.0 million, or 51.7%, of net sales, for the nine months ended March 31, 1996, as compared to 55.5% of net sales for the comparable period in 1995. This decrease in gross profit as a percentage of sales was primarily attributable to the change in product mix including increased OEM sales and decreased sales of voice cards. The gross margins generated from OEM product sales are considerably lower than those from Frame Relay or point-to- point products. In the future, gross profit may be affected by price competition, product mix, product configuration, changes in unit volume, cost of components and manufacturing and other factors.

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

              Exhibit 27   - Amended Financial Data Schedule.

- --------------

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

Date:  May 21, 1996                ACT NETWORKS, INC.

                                  /s/   Melvin L. Flowers
                                  -------------------------------------------
                                  Melvin L. Flowers
                                  Vice President, Finance and Administration,
                                  and Chief Financial Officer

                                  (Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)

                                  EXHIBIT INDEX


   EXHIBIT                                                      SEQUENTIALLY
     NO.                                                        NUMBERED PAGE
- -------------                                                -------------------

    11.1 - Statement Regarding Computation of
           Earnings Per Share

    27   - Amended Financial Data Schedule
