Form 10-K
period 1996-06-30
ACT NETWORKS INC
filed 1996-09-27
CIK 942132

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________

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


        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  COMMON STOCK
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes   X    No
                    ---      ---
         Indicated by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Based on the closing sale price on Nasdaq National Market on August 30, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $185,372,575.

 As of August 30, 1996, there were 9,129,124 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                               ACT NETWORKS, INC.

                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


ITEM 1.   BUSINESS...........................................................  1

ITEM 2.   PROPERTIES......................................................... 15

ITEM 3.   LEGAL MATTERS...................................................... 15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS................ 15

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS............................................................ 16

ITEM 6.   SELECTED FINANCIAL DATA............................................ 17

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.............................................. 18

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................ 22

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE............................................... 22

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................. 23

ITEM 11.  EXECUTIVE COMPENSATION............................................. 26

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..... 31

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 33

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K... 34

ITEM 1.      BUSINESS

       ACT Networks, Inc., a Delaware corporation ("ACT" or the "Company"), develops, manufactures, markets and sells Frame Relay wide-area network access products which support a broad range of voice, data and integrated applications. End-users and service providers worldwide use the Company's products to build cost-effective, bandwidth efficient, easy-to-manage wide area networks ("WANs"). The Company's products incorporate advanced voice and data compression algorithms, voice and data access switching capabilities, and proprietary voice, data and facsimile integration technologies. The Company's products are designed to work with either terrestrial or wireless media.

       The Company was incorporated in California in May 1987 under the name Advanced Compression Technology, Inc., changed its name to ACT Networks, Inc. in May 1994, and reincorporated in the state of Delaware on May 2, 1995. The Company's executive offices are located at 188 Camino Ruiz, Camarillo, California 93012 and its telephone number at that location is (805) 388-2474.

INDUSTRY BACKGROUND

       The communications traffic of many organizations has grown steadily during the past two decades due to increased use of office automation, distributed computing, electronic mail, facsimile transmission, electronic transaction processing and corporate-wide voice communications systems. This evolution has led to the use of wide area networks to provide interoffice information access and communications, which in turn has produced an increasing need for cost-effective, reliable and flexible WAN solutions.

       The WAN solutions available to an organization vary substantially depending on the organization's size and communications needs, and the state of development of the local telecommunications infrastructure. Large organizations in the United States and certain countries in Europe with large amounts of data traffic have traditionally relied upon wideband digital transmission circuits (such as T1 and E1) leased from public carriers to provide voice, facsimile and data communications between regional offices. Organizations in these countries with less data traffic, including middle market companies and branch offices of large organizations, have traditionally used a combination of low speed leased digital circuits (such as DDS 56K) for data and analog lines or public switched telephone networks for voice and facsimile communications. In certain other international markets, such as Korea, Spain and Italy, carriers are implementing digital circuits which organizations are using to build private networks which connect geographically disparate offices. The cost of these circuits generally limits their use to large organizations with substantial communications traffic. In other international markets where the public telecommunication infrastructure is less developed, such as Argentina, China, India and Russia, organizations are increasingly relying on satellite transmission and other wireless media to build or lease private digital networks to transmit voice, facsimile and data between multiple locations.

       Conventional WANs are typically comprised of leased dedicated circuits, circuit switching mechanisms and network access equipment based on time division multiplexing ("TDM"). This WAN solution has inherent limitations which may reduce its cost-effectiveness in certain applications. The deployment of a leased circuit to connect two remote sites is often inefficient because the entire bandwidth capacity is dedicated to the organization 24 hours a day even during periods of little or no communications traffic. Leased circuits are also expensive and in many cases can comprise a significant portion of an organization's total networking budget. In addition, conventional WAN solutions are inflexible as bandwidth within the network is static between two fixed points and cannot be dynamically switched among multiple locations on demand. As a result, conventional WAN solutions are not ideally suited to voice and facsimile transmissions.

       In response to the need for services that allow the flexible allocation and efficient utilization of bandwidth among multiple network sites, public carriers began providing packet-based services such as X.25. Although these services generally cost less than dedicated digital circuits and provide reliable transmission of low-speed asynchronous data, they impose substantial transmission delays and thus are not well suited for high-speed synchronous data, voice, facsimile and other delay-sensitive applications. Two "fast packet" networking technologies, Frame Relay and Asynchronous Transfer Mode ("ATM"), have emerged to address the need for integrated, cost-effective, flexible WAN solutions. Fast packet networks provide significantly reduced network delays while still permitting bandwidth capacity to be allocated on demand between any two endpoints on a WAN, thereby improving utilization efficiency and supporting a broader range of communications applications. A number of public carriers and alternative service providers in the United States and around the world are increasingly providing public fast packet services for high-speed communications traffic. In countries where carriers do not provide public fast packet transmission services, organizations can build private fast packet networks that offer many of the same benefits. While ATM is not generally available through public carriers, Frame Relay services are now widely offered in the United States and certain countries in Europe as a cost-effective, variable bandwidth networking solution. Vertical Systems Group, a telecommunications consulting group, has estimated that worldwide revenues from Frame Relay services will increase from approximately $250 million in 1994 to over $2 billion in 1997 and that worldwide Frame Relay equipment revenues will increase from approximately $525 million in 1994 to over $1.5 billion in 1997.

       The Company believes the increased availability and acceptance of Frame Relay services is creating new applications for Frame Relay access products. Enterprises are using Frame Relay to integrate voice, data and facsimile traffic over public and private Frame Relay networks. Data service providers may use Frame Relay to offer voice over their existing networks. Carriers and alternative service providers may use Frame Relay to improve the cost-efficiency of their voice services. Large data communications users may migrate from private leased lines to public Frame Relay services for the transmission of SNA and other legacy protocol data. Finally, enterprises in countries lacking a developed terrestrial infrastructure may use Frame Relay over satellite to fulfill their integrated networking needs.

THE ACT SOLUTION

       ACT's technologies and products are designed to support a wide variety of applications in the emerging Frame Relay marketplace. ACT provides cost-effective, bandwidth efficient WAN solutions to customers worldwide for the transmission of voice, data and facsimile communications traffic using Frame Relay. The Company's products incorporate advanced voice and data compression algorithms, voice and data access switching capabilities, and proprietary voice, data and facsimile integration technologies. ACT's products are based on current international standards and are designed to work with either terrestrial media (such as copper, fiber and coaxial transmission lines) or wireless media (such as satellite and microwave).

MARKETS AND APPLICATIONS

       The following describes the primary markets and applications for the Company's current products:

       Integrated Frame Relay Networks. The integrated Frame Relay networks market is currently the primary market for the Company's products. This market consists of companies that consolidate their voice, data and facsimile applications over a public or private network. ACT's customers in this market include domestic and international end-users who choose to build a private network or to access public Frame Relay networks, as well as alternative service providers primarily in international markets who offer their customers a cost-effective networking alternative to local public carriers. Representative applications in this market include:

       - Private Frame Relay Network. In markets with developing public telecommunications infrastructures, large companies use the Company's products to access terrestrial or wireless media to establish cost-effective and bandwidth efficient private networks using leased transmission circuits. The application of advanced compression technologies in the Company's networking products to voice, data and facsimile traffic allows multinational users to connect their remote sites while reducing bandwidth requirements. For example, a large bank in Korea has deployed the Company's integrated Frame Relay access devices ("IFRADs") to build an integrated private frame relay network connecting approximately 350 sites. This network provides switched voice and facsimile connectivity among these locations and concurrently supports both SNA and LAN data applications.

       - Public Frame Relay Network Access. Service providers in the United States and certain European countries offer public Frame Relay services. The Company's IFRADs allow end-users, whose telecommunications bandwidth requirements do not justify leasing wideband dedicated digital circuits, to connect directly to a public Frame Relay network and to eliminate many of the problems and costs associated with managing and supporting a private network. Middle market companies in the domestic market use ACT's IFRADs to access public Frame Relay services. For example, a large food broker and distribution company in the southeast United States uses public Frame Relay services in conjunction with the Company's IFRADs to provide corporate-wide voice, voice mail, facsimile and full data and LAN connectivity. Currently, this network covers five remote sites and, since its installation, has significantly reduced this customer's annual intra-company communications expenses.

       - Frame Relay Over Satellite. Organizations in countries without a developed terrestrial public network have limited alternatives to meet their networking needs. By deploying the Company's products, alternative service providers in developing countries can provide businesses with toll-quality voice, facsimile and data transmission services. Alternatively, businesses can use the Company's products to implement a private satellite-based network. Historically, the Company has served this market through the deployment of point-to-point products. The Company believes that its recently introduced SkyFrame product line is well-suited for this market. For example, a major Latin American satellite-based alternative service provider uses the Company's integrated point-to-point products and IFRADs to provide turn-key integrated private networks to major corporate clients in Argentina, Columbia, Venezuela and Mexico. These wireless networks now provide more than 250 companies with voice, facsimile and data services to over 1,200 locations.


       Voice Over Frame Relay Market. Frame Relay service providers have, to date, focused on data-only applications. The Company believes that carriers currently offering data-only services can, by using the Company's products to add a Frame Relay voice component to their service, offer voice services at a lower cost than the customer is currently paying for their separate voice network. The Company believes that a voice offering enhances the competitive position of this type of carrier. The domestic acceptance of voice-specific applications has been limited to date by a variety of factors. However, ACT believes that its recent development of many functional telephony capabilities necessary to support this application, combined with the growing acceptance of voice over Frame Relay as a technology, will result in increased utilization of this application. For example, EMI Communications Corp., a regional service provider, has announced a voice over Frame Relay service and has entered into a supply agreement with the Company. In addition, Infonet Services Corporation, a global provider of data services, has announced it intends to offer integrated services over its Frame Relay network and has entered into a supply agreement with the Company.

PRODUCTS

       The Company's product families consist of ACTnet Frame Relay, NetPerformer and SkyFrame. The chassis of each of the Company's products has a modular architecture which enables the Company to upgrade its products to meet changing market needs by adding enhancement cards or plug-in modules. The Company also offers Actview, a Microsoft Windows-based network management system. This software product allows users to perform network configuration, diagnostics, software downloading and network alarms reporting. ACTview can manage a network of up to 255 SDM-FPs or SDM-JFPs. In addition, the Company continues to sell, but not actively market, its ACTnet point-to-point products. These products provide networking communications between two fixed locations and include an integrated time division multiplexer, data compression devices, inverse multiplexers and point-to-point digital radio modems.

       ACTnet Frame Relay products include IFRADs and Frame Relay switches which enable organizations to access public Frame Relay services and build private Frame Relay networks. The Company's MS-1000 and MS-2000 Frame Relay switches are supplied by Cascade under a private label agreement. ACTnet Frame Relay products are described below.





PRODUCT NAME        Product Description
- --------------------------------------------------------------------------------
SDM-FP              IFRAD with 5 low speed data channels, 1 high speed data
                    channel and 8 expansion slots
- --------------------------------------------------------------------------------
SDM-JFP             IFRAD with 1 low speed data channels, 1 high speed data
                    channel and 4 expansion slots
- --------------------------------------------------------------------------------
VFC-03              4.8 to 16 Kbps voice and fax module
- --------------------------------------------------------------------------------
LB-01               Multiport Ethernet LAN module
- --------------------------------------------------------------------------------
DSM-03              3-port Frame Relay access module
- --------------------------------------------------------------------------------
DSE-03              3-port expansion module for DSM-03
- --------------------------------------------------------------------------------

         NetPerformer products include multiprotocol data FRADs, multiprotocol IFRADs and central site units, which enable organizations to build public or private networks supporting legacy data (e.g., SNA) applications as well as token-ring or Ethernet LAN traffic. NetPerformer products are described below.




PRODUCT NAME        Product Description
- --------------------------------------------------------------------------------
SN-8600             4 port multiprotocol data FRAD with token ring or
                    Ethernet support
- --------------------------------------------------------------------------------
SN-8700             4 port multiple protocol data FRAD
- --------------------------------------------------------------------------------
SN-7040             SN-8600 combined with SDM-JFP
- --------------------------------------------------------------------------------
SN-7080             SN-8600 combined with SDM-FP
- --------------------------------------------------------------------------------
CS-9500             Central site shelf
- --------------------------------------------------------------------------------



         SkyFrame products include IFRADs and satellite modulators and demodulators, which enable organizations to build integrated Frame Relay networks using satellite transmission facilities. SkyFrame products are described below.




PRODUCT NAME        Product Description
- --------------------------------------------------------------------------------
SF-800              SDM-FP with Skyframe operating system
- --------------------------------------------------------------------------------
SF-400              SDM-JFP with Skyframe operating system
- --------------------------------------------------------------------------------
MOS-01              Satellite modulator with Frame Relay switch
- --------------------------------------------------------------------------------
DEF-01              Satellite demodulator with Frame Relay filter
- --------------------------------------------------------------------------------




          The price of the Company's products depends on the type of network access device, the number and type of expansion modules and the software selected. The average list price of a complete network access device ranges from $5,000 to $10,000. For example, an SDM-JFP equipped with two voice channel cards and one master data channel card has a list price of approximately $7,050 and ACTview for ACTnet Frame Relay has a list price of $2,000. The Company customarily discounts from the list price of its products.




CUSTOMERS

          End-users of the Company's products include government agencies, financial institutions, retail chains, distribution companies and manufacturing organizations. The Company's products are also used by public carriers and alternative telecommunications service providers. A small number of customers have historically accounted for a substantial portion of the Company's net sales. In particular, IMPSAT, StrataCom and Scientific Atlanta accounted for 10%, 7% and 17% of the Company's net sales for the fiscal year ended June 30, 1996, respectively. A representative list of end-users, alternative service providers, OEMs and private label resellers of the Company's products is set forth below:

          Domestic End-Users                 Alternative Service Providers
          ------------------                 -----------------------------

          Bonnecker & Leigh                  AT&T Wireless
          First Chicago Bank                 Department of Telecom, India
          Idaho National Guard               Entel-Chile
          Intelsat                           IMPSAT
          National Semiconductor             Infonet Services Corporation
          Pyrodyne                           Philippine Long Distance Company
          South East Frozen Food             Russtel, Russia
          Worldex                            Telefonica de Espana
                                             Telefonica de Peru
          International End-Users            Teleport Europe, Germany
          -----------------------            Victori

          American Express, Argentina        OEMs and Private Label Resellers
          Bank of Brazil                     --------------------------------
          Cheietsee, Japan
          Duty-Free, Australia               Daimler-Benz
          Industrial Bank of Korea           IS Networks
          Memorex Telex, Australia           LNR Communications
          RadioCel/Biper, Mexico             Scientific Atlanta
          Samsung, Korea                     StrataCom
          Ssangyong, Korea                   Viacom (Cable & Wireless)
          TAM, Brazil

SALES AND MARKETING

          The Company markets and sells its products primarily through a worldwide network of over 100 resellers, including distributors, value-added resellers and systems integrators. Because the WAN needs of end-users vary significantly from market to market, the Company focuses on contracting with local resellers who have the technical capability and the market presence to assist end-users in developing networking solutions to meet their particular needs. The Company devotes resources to educating resellers as to the benefits of the Company's products and to training them in the proper installation and support of the Company's products. The Company's salespersons support the Company's resellers in their marketing and sales efforts.

          To enhance the Company's ability to reach broader markets and to increase its customer base, the Company has entered into agreements with OEMs for the development and distribution of custom versions of the Company's products. For example, the Company has developed custom voice modules for Scientific Atlanta for their satellite-based communications systems. The Company also sells its products through a number of private label resellers, including StrataCom. The Company intends to focus on developing additional OEM and private label reseller relationships to increase the distribution of its products.

          The Company also sells its products directly to carriers, alternate service providers and large end-users. The Company believes that these customers can best be addressed by a direct sales force and the Company intends to continue to increase the number of sales personnel focused on these customers.

          The Company's marketing efforts include participating in major telecommunication trade shows held annually in the United States, Europe, Asia Pacific and Latin America; advertising in major trade journals; conducting direct mail marketing campaigns; publishing newsletters and technical articles; and conducting conferences for resellers. As of June 30, 1996, the Company's marketing department consisted of eleven full-time employees.

CUSTOMER SUPPORT AND TRAINING

          The Company considers on-going technical support, training, service and repair of its products an integral part of its business. The Company's standard product warranty includes one-year factory hardware repair, one-year telephone and facsimile technical support and a 90-day dead-on-arrival express replacement service. In addition, the Company offers extended out-of-warranty hardware repair and maintenance programs, software upgrades, a modem dial-in service and a 24-hour priority technical support hot line. Other service programs include network design and analysis, network optimizing and tuning, network staging and on-site installation and troubleshooting. Resellers and certain third party service organizations provide additional customer support.

          The Company offers its resellers a variety of one-week training modules covering product sales, technical matters and new products. In certain circumstances, the Company also offers similar training programs to end-users. Classes are conducted regularly at the Company's facility in Camarillo, California, as well as in the field. The Company intends to expand its training program strategy to include in-country training seminars for resellers and end-users.

PRODUCT DEVELOPMENT

          The Company's product development efforts are directed toward enhancing existing products and developing new products in order to meet changing end-user needs and to support an increasing number of applications. The Company believes its existing expertise in compression and integration, including proprietary echo cancellation technology, international standards-compliant telephone interfaces and protocols, embedded coding techniques, congestion management and packet jitter-correction methodology, provide the Company with a strong technology base to pursue this objective. The Company's product development efforts focus on the following principles:

          - Develop New Products and Technology. The Company continually assesses market trends, both domestic and international, with the focus of developing new products designed to meet emerging market demands. In developing new products, the Company attempts to combine its existing technology base with new technologies to provide a broader range of networking solutions to the end-user.

          - Improve Existing Technology. The Company seeks to expand the features and functionality of its existing product lines through technology modifications and enhancements to meet the changing needs of its customers. The Company continuously reviews the design and manufacturing process of its products to determine areas of product cost savings or enhanced product quality.

          - Leverage Software-defined Products. The Company has designed and continues to develop a small number of programmable hardware designs, each of which can be used for multiple products through the installation of application software that define features and functionality. This strategy allows the Company to reduce hardware design changes and retooling costs and to accelerate the certification processes for new products.

          As of June 30, 1996, the Company employed 58 persons in engineering, 35 of which were engaged primarily in software development.

          The Company believes its future success will depend, in part, upon its ability to expand and enhance the features of its existing products and to develop and introduce new products designed to meet changing customer needs on a cost-effective and timely basis. Failure by the Company to respond on a timely basis to technological developments, changes in industry standards or customer requirements, or any significant delay in product development or introduction, could have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will respond effectively to technological changes or new product announcements by others or that the Company will be able to successfully develop and market new products or product enhancements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Expenses--Research and Development."

COMPETITION

         The market for the Company's products is highly competitive. The Company competes directly domestically and internationally with a variety of companies offering Frame Relay access products including FastComm Communications ("FastComm"), Memotec Communications, Inc. ("Memotec"), MICOM Communications Corp. ("MICOM"), Motorola Information Systems Group ("Motorola"), Sync Research, Inc. ("Sync") and other companies. The Company anticipates competition from manufacturers of Frame Relay switches, such as Cascade Communications Corp. ("Cascade") and StrataCom, Inc. ("StrataCom") who are also suppliers to, or customers of, the Company.

          The Company expects substantial additional competition from existing competitors and from a number of other companies which may enter the Company's existing or future markets. Many of the Company's current and potential competitors have substantially greater name recognition and financial, marketing, technical and other resources than the Company. Many of these companies sell directly to end-users, which the Company believes may provide a competitive edge over the Company when marketing either similar products or alternative networking solutions. Consolidations in the industry, such as the acquisitions of StrataCom by Cisco Systems Inc. and MICOM by Northern Telecom Limited, could enhance the capabilities of the Company's competitors. There can be no assurance that the Company will be able successfully to compete against either current or potential competitors or that competition will not have a material adverse effect on the Company's business, operation results and financial condition.

          The principal competitive factors in the markets for the Company's products are price, quality, product features, performance, reliability, product reputation and customer support. The Company believes it presently competes favorably in all of these areas.

MANUFACTURING

          The Company's manufacturing operations consist primarily of quality control, functional testing, final assembly, burn-in and shipping. The Company uses third parties for circuit board assembly and in-circuit testing. This approach minimizes both inventory and capital expenditures while providing production scheduling and capacity flexibility. The Company performs extensive testing and inspection of all of its products prior to shipment. The Company's facility in Camarillo, California received ISO-9001 certification in July 1996.

          The Company currently procures all of its components from outside suppliers. The Company has generally been able to obtain adequate supplies of all components in a timely manner from existing sources. In order to minimize the risk of supply interruption, the Company maintains quantities of selected parts and has arrangements with various suppliers to maintain shelf stock to support its near-term requirements. None of these arrangements with alternative suppliers and subcontractors obligate the Company to purchase the suppliers shelf stock.

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

          Certain components used in the Company's products are available only from single sources. These include digital signal processors, microprocessors, programmable gate array devices, power supplies and passive components. Although the Company generally buys components under purchase orders and does not have long-term agreements with its suppliers, it expects its suppliers, most of whom are large companies such as Texas Instruments and Motorola, to be able to continue to satisfy its requirements. Although the Company believes that alternative sources are available, if the Company's ability to obtain these components were impaired or interrupted for any reason, there could be a substantial disruption in the supply of the Company's products, which could adversely affect the Company's business and financial condition and results of operations.

GOVERNMENTAL REGULATION

          The Company's products are subject to regulations promulgated by the Federal Communications Commission (FCC) regarding emission of electromagnetic energy, which may interfere with other equipment. All of the Company's current products have been tested and comply with the relevant FCC regulations and with all required Underwriters Laboratories safety specifications.

          The Company's products are also subject to extensive governmental regulation and product certification in certain foreign countries. These regulations and product certification requirements are often significantly more stringent and burdensome than the regulations to which the Company's products are subject in the United States. In addition, the certification process to which the Company must subject its products before they can be marketed in such countries is time consuming and expensive.

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

PROPRIETARY RIGHTS

          The Company does not hold any patents and historically has relied on a combination of contractual rights, trade secrets, copyright and trademark law and technical measures to establish and protect its proprietary rights in its products. However, the Company may seek patent protection for certain of its technologies, when appropriate, in the future. Although the Company relies to a great extent on trade secret protection for much of its technology, and obtains confidentiality agreements from its employees, consultants and other third parties to whom the Company reveals confidential information pursuant to their business relationships, there can be no assurance that third parties will not independently develop the same or similar technology, obtain unauthorized access to the Company's proprietary technology or misuse the technology to which the Company has granted them access. The Company has substantial international operations and the laws of foreign countries treat the protection of proprietary rights differently from, and may not protect the Company's proprietary rights to the same extent as do, laws in the United States.

          Certain technology licensed from third parties is incorporated in the Company's products. In particular, the Company licenses certain of its voice compression algorithms, the right to commercialize its SkyFrame products, components of its network management system software and other software and technology embedded in the hardware incorporated into the Company's products pursuant to nonexclusive license agreements. The failure of the Company to retain such licenses or obtain new licenses as improvements in such technology are developed and new technology is introduced could adversely affect the Company's business and results of operations.

          Since patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed which, if issued as patents, would relate to the Company's products. In addition, the Company has never conducted a comprehensive patent search relating to the technology used in its products. Accordingly, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that such claims will not be successful. The Company could incur substantial costs in defending itself and its customers against any such claims, regardless of the merits of such claims. Parties making such claims may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to sell its products in the United States and abroad, and could result in an award of substantial damages. In the event of a successful claim of infringement, the Company, its customers and end-users may be required to obtain one or more licenses from third parties. In addition, the Company has in the past, and may in the future, pay significant sums to obtain licenses from third parties to avoid the costs and uncertainties associated with defending a potential claim. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost or at all. The defense of any lawsuit could result in time consuming and expensive litigation, damages, license fees, royalty payments and restrictions on the Company's ability to sell its products, any of which could have a material adverse effect on the Company's business and results of operations.

EMPLOYEES

          As of June 30, 1996, the Company employed 158 full-time persons, including 34 in operations, 36 in sales and marketing, 14 in customer service, 58 in engineering and 20 in finance and administration. The Company also employs a small number of temporary and contract employees. None of the Company's employees is represented by a labor union. The Company is not a party to any collective bargaining agreement or other similar agreement. The Company has experienced no work stoppages to date. The Company believes that its relationship with its employees is good.

RISK FACTORS

          This Report contains forward-looking statements which involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Certain of the factors that could cause actual results to differ materially are discussed below. The following risks should be considered carefully, in addition to the other information contained in this Report, before purchasing shares of the Company's Common Stock.

          Fluctuations in Quarterly Operating Results. The Company has experienced operating losses in recent quarters. The Company has experienced and may in the future experience significant fluctuations in revenues and operating results from quarter to quarter as a result of a number of factors including, without limitation, the volume and timing of orders from, and shipments to, major customers; market acceptance of the Company's products; the rate of end-user adoption of voice over Frame Relay; the ability of the Company's customers, particularly international customers, to obtain financing for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; variations in the Company's sales channels or the mix of product sales; the timing of new product announcements and product introductions by the Company or its competitors; product obsolescence resulting from new product introductions or changes in customer demand; the availability and cost of supplies; the financial stability of major customers; expenses associated with the acquisition of technologies or businesses; changes in regulatory requirements; the development of public telecommunications infrastructures, particularly in international markets; and currency fluctuations. While the Company regularly engages in price discounting, significant discounts in a particular quarter could adversely affect the results of operations for such quarter. In addition, significant and continuing discounts due to competition or other factors could adversely affect the Company's business, operating results and financial condition. The Company has generally not experienced seasonality in its net sales, although the Company has from time to time experienced decreased net sales to customers in Europe in the third calendar quarter of each year and has experienced some decreases in net sales in other international markets during certain periods during the year. Due to all of the foregoing factors, it is likely that in some future periods the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected. In the quarter ended September 30, 1995, the Company's revenues decreased when compared to the preceding quarter, primarily due to a reduced demand for certain point-to-point products. As a result, the price of the Company's Common Stock was adversely affected. Quarterly results are not necessarily indicative of future performance for any particular period, and there can be no assurance that the Company will attain or sustain growth in net sales and profitability on a quarterly or annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          The Company's sales are primarily through resellers and are typically characterized by several large orders and a large number of small orders. Resellers typically do not stock a supply of the Company's products and place orders with the Company only after they have received orders from their customers. In addition, the Company's backlog at the beginning of a quarter is generally insufficient to achieve expected net sales for the quarter. While it is difficult for the Company to accurately forecast the timing and quantity of orders on a quarter to quarter basis, the Company intends to increase expenses with the expectation of future sales. The failure of the Company to accurately forecast the timing and volume of orders for a quarter would adversely affect the results of operations for such quarter and, potentially, for future periods. Fluctuations in quarterly results may result in significant volatility in the market price of the Company's Common Stock. In addition, sales of networking products fluctuate from time to time based on numerous factors, including capital spending levels and general economic and market conditions. Future declines in networking product sales, as a result of general economic conditions or for any other reason, could have a material adverse effect on the Company's business, operating results and financial condition.

          Limited History of Operations and Profitability. The Company was organized in May 1987 and commenced shipments of its first product in October 1988. While the Company first achieved profitability in the fourth calendar quarter of 1990, it incurred losses in periods subsequent to that time. Due to the Company's limited history of profitable operations, there can be no assurance that it will be profitable in future periods. The Company plans to continue to expand its level of operations, resulting in increased fixed costs and operating expenses. The Company's operating results and net income will be adversely affected to the extent that net sales and gross profits do not increase sufficiently to offset such increased expenses. There can be no assurance that the Company will be able to maintain or increase net sales or gross profits. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          Technological Change, Changing Markets and New Products. The market for the Company's products is characterized by rapid technological advances, evolving industry standards, frequent new product introductions and enhancements, and significant price competition. The introduction of products involving superior or alternative technologies, the emergence of new industry standards, governmental regulation or changes in a market's pricing structure could render the Company's existing products, as well as products currently under development, obsolete and unmarketable in one or more markets which could adversely affect the Company's business, operating results and financial condition. The Company has experienced instances where one or more of those factors resulted in a significant decrease in sales of the Company's products in particular markets. For example, a rapid decline in the market for certain point-to-point products resulted in reduced sales and an inventory write-down in the quarter ended December 31, 1995.

          The market for Frame Relay products, especially access devices such as those produced by the Company, is currently emerging and may not continue to develop, whether as a result of competition, technological change, market forces or otherwise. In addition, the transmission of voice over a Frame Relay network is a new application that has not received widespread acceptance. The Company's future operating results and ability to implement its strategy successfully will be dependent in part upon the development and growth of the public Frame Relay services market for voice, data and integrated applications. Public carriers such as AT&T and MCI offer services which may adversely affect the adoption of services and products based on Frame Relay technologies. For example, the availability of inexpensive voice communications services in the United States may reduce or eliminate the cost advantages of voice over Frame Relay services in the United States. If the costs of telecommunications services in the United States and other markets decline, the market for the Company's products may either not materialize or could be adversely affected. There can be no assurance that such markets will develop. Even if such markets develop, the Company's success will depend, in part, on the viability of the Company's products in such markets, and the ability of the Company to develop effective distribution channels to address these markets. There can be no assurance that the Company's products will be widely accepted in this market. In addition, the widespread acceptance of Asynchronous Transfer Mode ("ATM"), an alternative fast packet technology, could have a material adverse effect on the Company's ability to obtain market acceptance of its Frame Relay products. Failure of the Company's products to achieve market acceptance could have a material adverse effect on the Company's business, operating results and financial condition.

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

          Substantial Competition. The market for the Company's products is highly competitive. The Company competes directly domestically and internationally with a variety of companies offering Frame Relay access products including FastComm, Memotec, MICOM, Motorola, Sync and other companies. The Company anticipates competition from manufacturers of Frame Relay switches, such as Cascade and StrataCom, who are also suppliers to, or customers of, the Company.

          The Company expects substantial additional competition from existing competitors and from a number of other companies which may enter the Company's existing or future markets. Many of the Company's current and potential competitors have substantially greater name recognition and financial, marketing, technical and other resources than the Company. Many of these companies sell directly to end-users, which the Company believes may provide a competitive edge over the Company when marketing either similar products or alternative networking solutions. Consolidations in the industry, such as the proposed acquisitions of StrataCom by Cisco Systems Inc. and MICOM by Northern Telecom Limited, could enhance the capabilities of the Company's competitors. There can be no assurance that the Company will be able successfully to compete against either current or potential competitors or that competition will not have a material adverse effect on the Company's business, operation results and financial condition. See "--Competition" and "--Manufacturing."

          Integration of Presticom; Future Acquisitions. A component of the Company's strategy is to acquire complementary technologies and businesses. Such acquisitions involve significant risks. The Company acquired Presticom, Inc., a Canadian corporation, in November 1995. To obtain benefits from this acquisition, the Company must successfully integrate Presticom's and the Company's sales, research and development and administrative functions. In addition, the Company also must integrate Presticom's technology, which is primarily based on the transmission of data using Frame Relay, into the Company's products, which emphasize voice transmission using Frame Relay, and must also integrate the Company's technology into Presticom's products. Developing Presticom's business as a part of the Company will also require the use of cash resources. Due in part to consolidation in the Company's industry, the Company may in the future pursue acquisitions of related businesses, products or technologies. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, and the creation and amortization of goodwill and the incurrence of acquisition related expenses, all of which could adversely affect the Company's profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks associated with the Company's entering markets in which it has no or limited direct prior experience and the potential loss of key employees of the acquired company. In the event that an acquisition does occur, no assurances can be given as to the effect thereof on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          Customer Concentration. A small number of customers have historically accounted for a substantial portion of the Company's net sales. In particular, Scientific Atlanta accounted for approximately 7% and 17% of the Company's net sales for the fiscal years ended June 30, 1995 and 1996, respectively. In addition, StrataCom and IMPSAT accounted for 8% and 14% of the Company's net sales for the fiscal year ended June 30, 1995 and 7% and 10% for the fiscal year ended June 30, 1996, respectively. During those periods the Company's five largest customers accounted for 43% and 46%, respectively, of net sales. There can be no assurance that a major customer will not reduce or delay the amount of products ordered from the Company or significantly change the terms upon which the Company and such customer do business. The Company believes its OEM voice card sales to Scientific Atlanta will be significantly lower in fiscal 1997 than in fiscal 1996. Any such reduction, delay or change could have a material adverse effect on the Company's business. In general, the Company's major customers either sell or deploy the Company's products outside the United States, which subjects the Company to a variety of other risks. See "--International Sales, Tariffs and Regulatory Matters."

          Management of Growth. The Company has recently experienced growth in its operations, both internally and as a result of the acquisition of Presticom. During the last 12 months, the Company has significantly increased the number of sales, marketing, engineering and other personnel and expects to continue to increase the number of its personnel. The Company's growth has placed, and will continue to place, strain on the Company's managerial, operational and financial resources and systems and controls. This is particularly true with respect to sales in international markets since each specific international market has its own unique regulatory, financial, technical, customer and other characteristics which often require the Company to devote significant resources to sell products in that country. In addition, the Company engages from time to time in customer development activities for customers which require the allocation of significant resources. The Company's future operating results will depend on its ability to attract, hire and retain skilled employees, and to expand and improve the Company's operational, product development, management information and financial systems and controls. The Company continues to upgrade its management information and product development systems. The Company's failure to manage growth effectively, successfully upgrade its systems or to hire, retain and integrate necessary qualified personnel could adversely affect the Company's business, operating results and financial condition.


          International Sales, Tariff and Regulatory Matters. Sales of the Company's products to customers outside of North America accounted for approximately 66% and 63% of the Company's net sales for the fiscal years ended June 30, 1995 and June 30, 1996, respectively. In addition, the Company believes that a majority of its sales to customers inside North America represent sales of products which are used or resold in markets outside of North America. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, potentially adverse tax consequences and problems in collecting accounts receivable. A significant number of the Company's products are sold or installed in countries, including several in South America, where political or economic issues could adversely affect the purchasing decision of the customer. Although the Company's sales are currently denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Furthermore, future international activity may result in foreign currency denominated sales and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. The financial stability of foreign markets could also affect the Company's international sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "--Sales and Marketing."

          Rates for telecommunications services are governed by tariffs of licensed carriers that are subject to regulatory approval. Future changes in these tariffs could have a material adverse effect on the Company's business. For example, should tariffs for public switched digital services increase in the future relative to tariffs for private leased services, the cost-effectiveness of certain of the Company's products would be reduced, and its business and results of operations could be adversely affected. In addition, the Company's products must meet standards and receive certification for connection with the public telecommunications networks of a country prior to their sale in such country. In the United States, for example, the Company's products must comply with certain regulations promulgated by the Federal Communications Commission, and to date all of the Company's products have so complied. The Company's products must also be certified by domestic telecommunications carriers. In foreign countries, the Company's products are subject to a wide variety of governmental review and certification requirements. From time to time, foreign governments have altered certification or regulatory requirements which has adversely impacted the Company's ability to sell products in such markets. Any future inability to obtain on a timely basis or retain domestic certificate or foreign regulatory approvals could have a material adverse effect on the Company's business, operating results and financial condition. See "--Governmental Regulation."

          Reliance on Third Party Suppliers. The Company relies on third party suppliers who supply the components used in the Company's products. The unavailability of certain components from current suppliers, especially components custom designed for the Company, could result in delays in the shipment of the Company's products as well as additional expenses associated with obtaining and qualifying a new supplier. In addition, certain key components used in the Company's products are available only from single sources and the Company does not have long term contracts ensuring the supply of such components. As the Company typically maintains less than 90 days supply of such components, there can be no assurance that components will be available to meet the Company's future requirements at favorable prices, if at all. The Company's inability to obtain components in a timely manner would materially and adversely affect the Company's business and financial condition. In addition, any significant increase in component prices could also adversely affect the Company's results of operations. See "--Manufacturing" and "--Proprietary Rights."

          The Company resells Frame Relay switches purchased from Cascade. Although the Company believes similar products can be purchased from other sources, the process of qualifying replacement suppliers, generating the supporting documentation, performing system level integration, obtaining standards-compliant approval for its products, and retraining sales and marketing channels would require a significant amount of time and expense. The Company's ability to offer an integrated, cost-effective networking solution is based, in part, on its ability to sell such products as part of its present line. The Company's inability to source these products at satisfactory quality and quantity levels and with the appropriate lead time would adversely affect the Company's business and operations. See "--Manufacturing."

          Reliance on Indirect Distribution. The Company markets and sells products domestically and internationally primarily through resellers, such as distributors, value-added resellers and system integrators. The number of qualified resellers in certain countries is limited. Resellers typically are not effective at selling the Company's products until they have been trained and have successfully completed several sales. The Company's performance depends in part on attracting, retaining and motivating such resellers. Certain of the Company's resellers also act as resellers for competitors of the Company and could devote greater effort and resources to marketing competitive products. The Company's resellers are generally provided discounts and, occasionally, are entitled to special pricing or distribution arrangements, the effect of which is to decrease the Company's gross margins. While the Company has contractual relationships with many of its resellers, these agreements do not require the resellers to purchase the Company's products and can generally be terminated on short notice by the reseller. Resellers in many countries have title to the governmental authorizations and certifications necessary to market the Company's products in such country, and there is no assurance that, in the event a reseller ceased marketing the Company's products, the reseller would transfer such authorization or certification to the Company or that the expense and delay associated with obtaining a new authorization or certification would not adversely affect the Company's business and operations in such country. There can be no assurance that resellers will continue to market the Company's products or devote the resources necessary to provide effective sales and marketing support to the Company. In addition, the Company is dependent on the continued viability and financial stability of its resellers, many of which are small organizations with limited capital. In the first fiscal quarter of 1993, one of the Company's European resellers filed for bankruptcy, ceased operations, and was subsequently replaced by a number of nonexclusive resellers. The Company's inability to collect a significant sum from the reseller, the time involved in reestablishing a new distribution channel in that market and the difficulties in having certain regulatory approvals transferred to the Company all adversely affected the Company's business. The loss of any key reseller could adversely affect the Company's business. See "--Governmental Regulation."

          The Company's sales through OEMs who purchased custom products for the fiscal years ended June 30,

1995 and 1996 accounted for approximately 9.0% and 17.7%, respectively, of the Company's net sales. The Company does not classify private label sales of standard products as OEM sales. In fiscal 1995 and 1996, virtually all of the Company's OEM sales were generated by sales of custom voice cards to Scientific Atlanta for use in its satellite based communication system. The Company believes its OEM voice card sales to Scientific Atlanta will be significantly lower in fiscal year 1997. None of the OEMs have contracts with the Company which require the OEMs to purchase any products. The Company's OEM and private label business is subject to risks such as contract termination, products developed by a third party or by the third party's internal development team, change in corporate ownership, business direction or product mix by the third party, and assumption of manufacturing rights by the third party. There can be no assurance that these factors will not adversely affect the Company's business, operating results and financial condition. See "--Sales and Marketing."

          Dependence on Proprietary Technology. The Company's future success will depend in part on its proprietary technology. In addition, certain technology licensed from third parties is incorporated in the Company's products. In particular, the Company licenses certain of its voice compression algorithms, the right to commercialize its SkyFrame products, components of its network management system software and other software and technology embedded in the hardware incorporated into the Company's products pursuant to nonexclusive license agreements. The failure of the Company to retain such licenses or obtain new licenses as improvements in such technology are developed and new technology is introduced could adversely affect the Company's business. The Company does not currently hold any patents. The Company relies principally on copyright, trade secret and contract law to protect its proprietary technology. There can be no assurance that such measures are adequate to protect the Company's proprietary technology. The Company has substantial international operations and the laws of foreign countries treat the protection of proprietary rights differently from, and may not protect the Company's proprietary rights to the same extent as do, laws in the United States. See "--Proprietary Rights."

          Since patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which, if issued as patents, would relate to the Company's products. In addition, the Company has never conducted a comprehensive patent search relating to the technology used in its products. Accordingly, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that such claims will not be successful. The Company could incur substantial costs in defending itself and its customers against any such claims, regardless of the merits of such claims. Parties making such claims may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to sell its products in the United States and abroad, and could result in an award of substantial damages. In the event of a successful claim of infringement, the Company, its customers and end-users may be required to obtain one or more licenses from third parties. The Company has in the past, and may in the future, pay significant sums to obtain licenses from third parties to avoid the costs and uncertainties associated with defending a potential claim. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost or at all. The defense of any lawsuit could result in time consuming and expensive litigation, damages, license fees, royalty payments and restrictions on the Company's ability to sell its products, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

          Dependence on Key Personnel. The success of the Company is dependent in large part on its ability to retain its executive officers, the loss of one or more of whom could adversely affect the Company's business. The Company is also dependent on other members of management and its sales and technical personnel. The Company believes that its future success will depend in large part upon its continued ability to attract, retain and motivate highly skilled employees, who are in great demand. There can be no assurance that the Company will be able to do so. See "Directors and Executive Officers of Registrant."

          Future Capital Needs; Uncertainty of Additional Funding. The Company anticipates that available cash together with amounts available under its credit facilities and cash flow from operations, will be adequate to satisfy its capital requirements through at least the next 12 months. The Company's future capital requirements will depend on many factors including, but not limited to, the cost of acquisitions of businesses, products and technologies, the levels at which the Company maintains inventory, the market acceptance of the Company's products, the levels of promotion and advertising required to launch such products and attain a competitive position in the marketplace, and the extent to which the Company invests in new technology and improvements to its existing technology. To the extent that existing resources and future earnings are insufficient to fund the Company's activities, the Company may need to raise additional funds through public or private financings including equity financings. If additional funds are raised through the issuance of equity securities, the percentage ownership of then current stockholders of the Company will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders. The Company's lack of authorized Preferred Stock could hinder the Company's ability to obtain financing. If adequate funds are not available, the Company may be required to delay, scale back or eliminate some or all of its research and development, to curtail its operations significantly or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies or potential markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

          Volatility of Stock Price. The trading price of the Common Stock has undergone significant fluctuations and is expected to continue to be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management, announcements of technological innovations or new products by the Company or its competitors, legislative or regulatory changes, general trends in the industry and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

          Forward-Looking Statements. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements under "Business" include, without limitation, the Company's statements regarding: the growth and opportunities in the market for the Company's products; the strategies, products and capabilities required to penetrate and be a leader in the FRAD market; engaging in strategic alliances and selective acquisitions to address the data over Frame Relay market; and expanding its OEM and distribution relationships. The forward-looking statements also include the Company's expectation that sales of its Frame Relay access products will increase due to factors affecting the market for Frame Relay services and equipment, increased Frame Relay transmission services, and the cost effectiveness of integrated networks and voice over Frame Relay solutions. Such forward-looking statements also include the Company's projections of the product mix of future revenues; increase in the level of expenses; and the sufficiency of capital resources under "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements are only predictions and actual events or results may differ materially as a result of the risk factors discussed above and the risks associated with: the possibility that the market for Frame Relay products will not continue to develop or that the Company's products and capabilities will not address emerging market needs; the effect of increased competition; changing technologies and new product developments; integration of products and technologies; product obsolescence; the loss of significant customers; and changes in revenues and expenses resulting in fluctuations in quarterly results.

          Lack of Dividends. The Company has never paid cash dividends on shares of its capital stock. The Company currently intends to retain any future earnings in its business and does not anticipate paying any cash dividends in the future. Furthermore the Company's agreement with its lender currently limits the Company's ability to pay cash dividends.

ITEM 2.           PROPERTIES.

         The Company's principal administrative, engineering and manufacturing facilities are located in one 52,000 square foot leased facility in Camarillo, California, under a lease that expires on July 1, 1999. The lease was amended November 17, 1995 to add approximately 16,000 square feet. The base rent is currently approximately $43,000 a month. In addition to the base rent, the Company pays its share of the operating expenses, property tax, and insurance premiums on the building. The Company also leases 6,000 square feet of space in Montreal, Canada. ACT maintains small sales support offices in the United Kingdom and in the State of Maryland. The Company believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed.


ITEM 3.           LEGAL MATTERS.

         The Company has no material pending legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted to a vote of security-holders during the quarter ended June 30, 1996.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

PRICE RANGE OF COMMON STOCK

         The Company's Common Stock is traded in the over-the-counter market and is quoted on the Nasdaq National Market under the symbol "ANET." The following table sets forth, for the periods indicated, the high and low last reported sale prices for the Common Stock on the Nasdaq National Market.


FISCAL YEAR                                      HIGH          LOW
- -----------                                      ----          ---
1997
  1st Quarter (through September 16, 1996)       $37 1/4     $21 1/2

FISCAL YEAR                                      HIGH          LOW
- -----------                                      ----          ---

1996
  4th Quarter                                    47 1/2       22 1/8
  3rd Quarter                                    26           11 3/4
  2nd Quarter                                    16 1/2        6 1/8
  1st Quarter                                    17 7/8        9 3/4

FISCAL YEAR                                      HIGH          LOW
- -----------                                      ----          ---

1995
  4th Quarter (from May 3, 1995)                  22          15 3/4
  3rd Quarter                                    N/A             N/A
  2nd Quarter                                    N/A             N/A
  1st Quarter                                    N/A             N/A


          As of September 16, 1996, there were 70 record holders of the Company's Common Stock. On September 16, 1996, the last reported sale price of the Common Stock on the Nasdaq National Market was $31.50 per share.

DIVIDEND POLICY

          The Company has never paid cash dividends on shares of its capital stock. The Company currently intends to retain any future earnings for use in its business and does not anticipate paying any cash dividends in the future. Furthermore, the Company's agreement with its lender currently limits the Company's ability to pay cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.           SELECTED FINANCIAL DATA.

         The following selected financial data with respect to the Company's statement of operations for each of the five fiscal years ended June 30, 1992, 1993, 1994, 1995 and 1996 and the balance sheet data at June 30, 1992, 1993, 1994, 1995 and 1996 are derived from the audited financial statements of the Company. The financial statements and the related report of independent auditors for the fiscal years ended June 30, 1992 and 1993 are not included in this Report. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Financial Statements of the Company and the related notes thereto included elsewhere in this Report.


                                                                          FISCAL YEAR ENDED JUNE 30
                                                                          -------------------------
                                                     1992           1993           1994             1995          1996
                                                     ----           ----           ----             ----          ----
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
   Net sales ..............................       $  5,437        $  6,207        $ 12,654        $ 20,566       $ 28,404
   Cost of goods sold .....................          1,918           3,185           5,939           9,244         13,998
                                                  --------        --------        --------        --------       --------
      Gross profit ........................          3,519           3,022           6,715          11,322         14,406
   Operating expenses:
      Research and development ............          1,192           1,504           1,955           3,586          5,026
      In-process research and development..                                                                         5,600
      Sales and marketing .................          1,448           1,777           2,943           4,785          7,174
      General and administrative ..........            849           1,158           1,335           1,736          3,257
                                                  --------        --------        --------        --------       --------
   Total operating expenses ...............          3,489           4,439           6,233          10,107         21,057
                                                  --------        --------        --------        --------       --------
   Income (loss) from operations ..........             30          (1,417)            482           1,215         (6,651)
   Net interest income and other income
      (expense) ...........................            (18)            (18)             (8)             69          1,219
   Loss due to earthquake .................             --              --            (281)             --             --
                                                  --------        --------        --------        --------       --------
   Income (loss) before income taxes ......             12          (1,435)            209           1,284         (5,432)
   Provision for income taxes .............              2              --              --              22            295
                                                  --------        --------        --------        --------       --------
   Net income (loss) ......................       $     10        $ (1,435)       $    209        $  1,262       $ (5,727)
                                                  ========        ========        ========        ========       ========



   Net income (loss) per share ............       $   0.01        $  (0.52)       $   0.05        $   0.24       $  (0.78)
                                                  ========        ========        ========        ========       ========

   Shares used in per share
     calculations ...........................        2,547           2,739           3,852           5,211          7,308
                                                  ========        ========        ========        ========       ========



                                                                              AS OF JUNE 30,
                                                                              --------------
                                                   1992            1993            1994            1995            1996
                                                   ----            ----            ----            ----            ----
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance Sheet Data:
   Working capital (deficiency) ..........       $    930        $  2,284        $  3,923        $ 38,235        $ 84,747
   Total assets ..........................          2,644           3,837           6,398          42,847          93,851
   Total long-term debt, excluding current
      maturities .........................             27              10              --              --             147
   Accumulated deficit ...................         (2,345)         (3,780)         (3,571)         (2,304)         (8,036)
   Total stockholders' equity  (1) .......          1,475           2,739           4,847          40,316          90,140

- -----------

(1) The Company has never paid cash dividends on shares of its capital stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto contained elsewhere in this Report. This Report contains forward-looking statements that involve a number of risks and uncertainties including, without limitation, those set forth in "Business--Risk Factors." The Company's actual results may differ materially from any future performance discussed in the forward-looking statements and in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

         ACT was founded in May 1987 to design, manufacture and market wide area network communication products incorporating advanced compression and integration technologies. Until September 1988, the Company was primarily engaged in research and development. In fiscal 1989, the Company shipped its first integrated product, a point-to-point multiplexer designed for use on a voice-band analog circuit. In fiscal 1991, the Company began shipping a point-to-point integrated multiplexer designed for use over digital leased lines. In fiscal 1993, the Company introduced its integrated Frame Relay access product.

         In November 1995 the Company acquired all the outstanding shares of Presticom, a developer of multiprotocol Frame Relay access devices. The Company recorded an acquisition cost of approximately $9.1 million, of which approximately $7.3 million in cash and 176,365 shares of Common Stock represented the consideration paid to Presticom's shareholders and of which approximately $0.6 million represented transaction expenses. As a result of the acquisition, the Company expensed approximately $5.6 million in the quarter ended December 31, 1995 as acquired in-process research and development and is amortizing approximately $2.1 million of goodwill over seven years.

         The Company's future operating results will be dependent upon the development and growth of the public and private wide area network communications market for its Frame Relay access products. This market and product applications within this market are currently emerging and may not continue to develop, whether as a result of competition, technological change, market forces or otherwise.

         The Company anticipates that, in general, the average sales price for its products will decrease over time due to competition and other factors. In addition, the Company has from time to time introduced new products which are less expensive alternatives to the Company's older products. In such instances, the Company must sell more units to maintain the same level of aggregate net sales. Price erosion of existing products and the Company's introduction of less expensive networking alternatives could adversely affect the Company's margins and results of operations.

         Sales to customers outside of North America accounted for approximately 70%, 66% and 63% of the Company's net sales for the fiscal years ended June 30, 1994, 1995 and 1996, respectively. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. In addition, the Company believes that a majority of its sales to customers inside North America represent sales of products which are used or resold in markets outside of North America. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, problems and delays in collecting accounts receivable and economic downturns in foreign markets. A significant number of the Company's products are sold or installed in countries, including several in South America, where political or economic issues could adversely affect the purchasing decision of the customer. In addition, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. See Note 1 to Notes to Financial Statements.

         A small number of customers have historically accounted for a substantial portion of the Company's net sales. In particular, Scientific Atlanta accounted for approximately 7% and 17% of the Company's net sales for the fiscal years ended June 30, 1995 and June 30, 1996, respectively. In addition, StrataCom and IMPSAT accounted for approximately 8% and 14% for the fiscal year ended June 30, 1995 and 7% and 10% for the fiscal year ended June 30, 1996, respectively, of net sales. During those periods the Company's five largest customers accounted for 43% and 46%, respectively, of net sales. The Company believes that its OEM voice card sales to Scientific Atlanta will be significantly lower in the fiscal 1997 than in fiscal 1996. Any reduction, delay or change in orders from such customers could have a material adverse effect on the Company's business.

RESULTS OF OPERATIONS

         The following table sets forth for the years indicated, the percentages of net sales represented by each item in the Company's statement of operations.


                                                             FISCAL YEAR ENDED JUNE 30,
                                                             --------------------------
                                                        1994           1995          1996
                                                        ----           ----          ----
Net sales .....................................        100.0%         100.0%        100.0%
Cost of goods sold ............................         46.9           44.9          49.3
                                                      ------         ------        ------
Gross profit ..................................         53.1           55.1          50.7
Operating expenses:
   Research and development ...................         15.5           17.4          17.7
   Sales and marketing ........................         23.3           23.3          25.2
   General and administrative .................         10.5            8.4          11.5
   Acquired in-process research and development                                      19.7
                                                      ------         ------        ------
Total operating expenses ......................         49.3           49.1          74.1
                                                      ------         ------        ------
Income (loss) from operations .................          3.8            5.9         (23.4)

Net interest and other income .................         --              0.3           4.3
Loss due to earthquake ........................         (2.2)          --            --
                                                      ------         ------        ------
Income (loss) before taxes ....................          1.6            6.2         (19.1)
Provision for income taxes ....................         --              0.1             1
                                                      ------         ------        ------
Net income (loss) .............................          1.6%           6.1%        (20.1)%
                                                      ======         ======        ======



Net sales

         Net sales increased 38.1% to $28.4 million for the fiscal year ended June 30, 1996 from $20.6 million for the fiscal year ended June 30, 1995. The increase was primarily due to increased sales of the Company's Frame Relay and OEM products and to shipments of products acquired in the Presticom acquisition which accounted for $3.5 million, or 44.4% of the increase in net sales. Net sales of Frame Relay products were $18.8 million and $9.2 million for fiscal 1996 and 1995, respectively. Net sales of point-to-point products decreased to $4.6 million from $9.6 million for the fiscal years ended June 30, 1996 and June 30, 1995, respectively. While the Company anticipated the continued decline of sales of point-to-point products due primarily to the conversion of customers to Frame Relay products, the decrease in such sales during the period was greater than anticipated by the Company. The Company anticipates that sales of point-to-point products will continue to decline, although significant orders for large point-to-point networks, if any, could contribute to variability in net sales from quarter to quarter. Net sales of OEM products increased to $5.0 million for the fiscal year ended June 30, 1996 from $1.8 million for the fiscal year ended June 30, 1995. The increase in OEM shipments was primarily due to unusually large orders received from Scientific Atlanta and the Company does not anticipate this level of OEM sales to continue in the future.

         Net sales increased 62.5% to $20.6 million for fiscal 1995 from $12.7 million for fiscal 1994. This increase was primarily due to increased sales of the Company's Frame Relay products and, to a lesser extent, increased sales of its point-to-point products. Net sales of Frame Relay products were $2.8 million and $9.2 million for fiscal 1994 and 1995, respectively. Net sales of point to point products were $9.1 million and $9.6 million for fiscal 1994 and 1995, respectively.

Gross Profit

         Gross profit represents net sales less the cost of goods sold, which includes cost of materials, manufacturing overhead costs and direct labor expenses. The Company's gross profit was $14.4 million, or 50.7% of net sales, for the fiscal year ended June 30, 1996. Fiscal 1996 included a $0.7 million charge for obsolete inventory that was taken to recognize the decreased demand for certain point-to-point products. Gross profit, not including this charge, was $15.1 million, or 53.2% of net sales, for the fiscal year ended June 30, 1996, as compared to 55.1% of net sales for fiscal 1995. This decrease in gross profit as a percentage of sales was primarily attributable to changes in product mix, including increased OEM sales and decreased sales of voice cards. The gross margins generated from OEM product sales are typically lower than those from certain of the Company's other products. In the future, gross profit may be affected by price competition and discounts, product mix, product configuration, changes in unit volume, cost of components and manufacturing and other factors.

           The Company's gross profit was $11.3 million, or 55.1% of net sales, for fiscal 1995 compared to $6.7 million, or 53.1% of net sales, for fiscal 1994. This increase in gross margin was primarily attributable to a decline in the Company's unit cost of certain components due to decreases in supplier prices and volume discounts and, to a lesser extent, increased manufacturing efficiencies and increased sales of the Company's voice cards, which generally have a higher margin than the Company's multiplexer products. The Company generally experiences higher manufacturing, component and other costs, and commensurately lower margins, for new products for a period of time following their introduction.

Operating Expenses

Research and development. Research and development expense increased to $5.0 million, or 17.7% of net sales, for the fiscal year ended June 30, 1996 from $3.6 million, or 17.4% of net sales, for the fiscal year ended June 30, 1995. These increases were primarily attributable to the cost of personnel for the development of new products and enhancement of existing products, which increased to approximately $2.5 million from approximately $1.7 million during the preceding comparable period. While the actual amount expended will depend upon a variety of factors, the Company anticipates increasing research and development expenses in the near term.

         Research and development expense increased to $3.6 million, or 17.4% of net sales, for fiscal 1995 from $2.0 million, or 15.5% of net sales, for fiscal 1994. These increases were primarily attributable to the cost of personnel for the development of new products and enhancement of existing products, which increased to approximately $1.7 million from approximately $1.0 million during the preceding comparable period; payments to third party developers, which increased to $0.3 million from nothing during the preceding comparable period; and costs associated with obtaining product approvals in certain countries, which increased to approximately $0.2 million from approximately $0.1 million during the preceding comparable period.

Sales and marketing. Sales and marketing expense increased to $7.2 million, or 25.2% of net sales, for the fiscal year ended June 30, 1996 from $4.8 million, or 23.3% of net sales, for the fiscal year ended June 30, 1995. This dollar increase was primarily attributable to the addition of personnel and increased marketing activities. The Company anticipates adding sales personnel and increasing sales and marketing expenses in the near term.

         Sales and marketing expense increased to $4.8 million, or 23.3% of net sales, for fiscal 1995 from $2.9 million, or 23.3% of net sales, for fiscal 1994. This dollar increase was primarily attributable to the addition of personnel and increased marketing activities. Sales and marketing expense as a percentage of net sales remained relatively constant between these periods.

General and administrative. General and administrative expense increased to $3.3 million, or 11.5% of net sales, for the fiscal year ended June 30, 1996 from $1.7 million, or 8.4% of net sales, for the fiscal year ended June 30, 1995. This increase in expense levels was primarily attributable to the addition of administrative personnel and additional expense incurred as a result of being a public company. General and administrative expenses will be impacted by approximately $300,000 per year for seven years commencing November 30, 1995 due to amortization of goodwill associated with the acquisition of Presticom.

          General and administrative expense increased to $1.7 million, or 8.4% of net sales, for fiscal 1995 from $1.3 million, or 10.5% of net sales, for fiscal 1994. This dollar increase in expense levels was primarily attributable to the addition of administrative personnel. The decrease as a percentage of net sales was due to a more rapid increase in net sales than these expenses.

         The Company expects to continue to expand its operations, resulting in potentially substantial dollar increases in each category of operating expenses. The Company's operating results and net income will be adversely affected to the extent that net sales and gross profits do not increase sufficiently to offset such increased expenses.

Net interest and other income (expense)

         Net interest income was $1,219,400 for the fiscal year ended June 30,1996 compared to net interest income of $68,400 in fiscal 1995. Net interest income was $8,800 for fiscal 1994. These changes were primarily attributable to interest received on the proceeds from the Company's public offering in May 1995.

Income Taxes

         The provision for income taxes for the fiscal year ended June 30, 1996 totaled approximately $295,000. The provision for income taxes differs from the federal statutory rate due to the foreign income taxes related to the Company's Canadian subsidiary, the effect of Federal and state alternative minimum taxes, net operating losses incurred for the period that are not benefited and certain expenses including a $5,600,000 charge for acquired in-process research and development which are not deductible for tax purposes. At June 30, 1996, subject to certain limitations, the Company has research and development credit carryforwards of approximately $301,000 and $286,000 for federal and state tax purposes, respectively, and approximately $7,062,000 and $1,791,000 in federal and state operating loss carryforwards, respectively. See Note 4 to Notes to Financial Statements.

         There was no provision for income taxes for fiscal 1994 and only a nominal provision of $21,800 for income taxes for the year ended June 30, 1995 due to reductions in the deferred tax valuation allowance attributable to utilization of net operating loss carryforwards by the Company.

Inflation/Accounting Pronouncements

         Although management cannot accurately anticipate the effect of inflation on its operations, to date inflation has not had a material effect on product sales or results of operations. There are no recently issued accounting pronouncements that management believes will have a significant impact on operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations primarily from the sale of stock, borrowings from investors, borrowings under a bank facility and sales of the Company's products. Net proceeds from the sale of Common Stock in the Company's secondary offering in June 1996 were $53.7 million. For fiscal 1996, the Company's operating activities used cash of approximately $4.9 million. At June 30, 1996, the Company had approximately $84.7 million in working capital, including $70.4 million in cash and cash equivalents.

         Capital expenditures relating primarily to the purchase of computer equipment, test equipment, computer software and leasehold improvements amounted approximately $1.8 million for the fiscal year ended June 30, 1996. The Company currently has no material commitments for capital expenditures. However, the Company anticipates spending between $2.0 million and $3.0 million during the next 12 months to acquire test equipment, computer equipment, office furniture, tooling and leasehold improvements.

         The Company has a loan and security agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank"), which provides for aggregate borrowings up to a maximum of $3,000,000. Under the loan agreement, the Company may borrow up to the lesser of $3,000,000 or 75% of eligible accounts receivable (the revolving line of credit). The revolving line of credit expires July 5, 1997. At June 30, 1996 and June 30, 1995 there were no outstanding balances under any of the lines of credit. Interest on the revolving line of credit is payable monthly at a rate equal to the bank's prime rate, which was 8.25% at June 30, 1996, plus 1.5%. The loan agreement provides for the issuance of letters of credit in a aggregate amount outstanding up to $500,000. Letters of credit outstanding reduce the amount available under the revolving line of credit. At June 30, 1996 and June 30, 1995, no letters of credit were outstanding.

         The loan and security agreement contain certain covenants that, among other things, require the Company to maintain certain financial ratios and limit the Company's ability to obtain certain forms of additional debt, to repurchase the Company's stock and pay dividends. The Company believes that available cash, together with amounts available under its credit facilities and internally generated cash flow, will be adequate to satisfy its capital requirements for at least the next twelve months.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth certain information concerning the executive officers and directors of the Company as of August 31, 1996.


NAME                                     AGE      POSITION
- ----                                     ---      --------
Martin Shum                               48      Chairman of the Board of Directors, President and
                                                    Chief Executive Officer
Suresh Nihalani                           43      Vice President, Product Marketing
Shaun Manesh                              41      Vice President, Manufacturing
John W. Tucker                            51      Vice President, Sales and Marketing
Melvin L. Flowers                         43      Vice President, Finance and Administration, and Chief
                                                    Financial Officer
Andre de Fusco                            38      Vice President, Strategic Planning and Business
                                                    Development
Peter Staab                               49      Vice President, Engineering
Linda Carlson                             51      Vice President, Worldwide Sales
Jean-Guy Lacombe                          39      Vice President, Operations
Brig. Gen. Harold R. Johnson (1)          73      Director
Dr. Michael Feuer (2)                     54      Director
Carlos M. Siffert (2)                     58      Director
William Ambrose (1)                       38      Director
Archie J. McGill (1)(2)                   65      Director

- -----------

(1)      Member of the Compensation Committee.
(2)      Member of the Audit Committee.

         Martin Shum founded the Company in May 1987 and has served as Chairman of the Board of Directors, President and Chief Executive Officer since that time. Prior to founding ACT, Mr. Shum was employed in various capacities by several telecommunications companies, including Vice President of Marketing and Development at MICOM, Director of Business Planning and Director of Engineering at General DataComm, and senior member of the technical staff at Plessey Telecommunications Research.

         Suresh Nihalani has served as Vice President, Product Marketing since December 1995. Mr. Nihalani served as the Company's Senior Vice President of Business Development from July 1995 to December 1995, Senior Vice President of Operations from April 1993 to June 1995, Vice President of Business Planning from 1990 to 1993 and Vice President of Engineering from 1987 to 1990. Before joining the Company in 1987, Mr. Nihalani was employed as Director of Product Development at MICOM.

         Shaun Manesh has served as Vice President, Manufacturing since 1990. Mr. Manesh was the Company's Director of Operations from 1988 to 1990. Prior to June 1988, Mr. Manesh was employed in various capacities with Tekelec and MICOM.

         John W. Tucker has served as Vice President, Sales and Marketing since December 1995, and served as the Company's Vice President of Sales from June 1990 until December 1995. Mr. Tucker was employed as a marketing consultant from 1988 to 1990, as Assistant Vice President of North American Sales at MICOM from 1985 to 1988 and as Director of Sales at Interlan, a local area network component manufacturer, from 1984 to 1985.

         Melvin L. Flowers has served as Chief Financial Officer and Vice President of Finance since July 1993 and as Vice President, Finance and Administration since December 1995. Prior to joining the Company, Mr. Flowers served as President and Chief Financial Officer of Pacific Earth Resources, an ornamental horticultural company, from 1991 to 1993 and from 1989 to 1991, respectively, and as Vice President and Chief Financial Officer of Spectramed Incorporated, a medical device manufacturing company, from 1986 to 1989.

         Andre de Fusco has served as Vice President, Strategic Planning and Business Development since December 1995. Mr. de Fusco joined the Company in December 1994 and served as its Vice President of Marketing until December 1995. Mr. de Fusco was employed as Director of International Accounts and Director of Business Development for Northern Telecom from 1991 to 1994 and as Vice President of Marketing and President of MaxCom, a developer of electronic mail systems, from 1984 to 1991.

         Peter Staab joined the Company in June 1995 as its Vice President of Engineering. Before joining the Company, Mr. Staab was employed at General DataComm as Director of Network Management and Systems from 1992 to 1995 and Director of Transmission Products from 1985 to 1992.

         Linda Carlson has served as Vice President, Worldwide Sales since December 1995. Ms. Carlson served as the Company's Assistant Vice President of Sales--Americas from January 1991 to December 1995. Prior to January 1991, Ms. Carlson was employed at various telecommunication companies, including RED-SAC and MICOM.

         Jean-Guy Lacombe has served as Vice President, Operations of the Company and the General Manager of Presticom since December 1995. Mr. Lacombe was the Chairman of the Board and Chief Executive Officer of Presticom from February 1988 until November 1995.

         Brig. Gen. (retired) Harold R. Johnson has served as a member of the Board of Directors of the Company since 1988. Brig. Gen. Johnson is currently the Senior Vice President of Business Development at The Fairchild Corporation, an aerospace and communications company, and has been with Fairchild in various capacities since 1988. From 1980 to 1988, Brig. Gen. Johnson was founder, President and Chief Executive Officer of Telebit Corporation, a manufacturer of modems.

         Dr. Michael Feuer has served as a member of the Board of Directors since 1992. Dr. Feuer is a general partner of Pacific Technology Fund, a venture capital firm with which he has been associated since 1992, and the President of Santa Clara Associates, Inc., an investment management company and an affiliate of Pacific Technology Fund with which Dr. Feuer has been associated since 1987. Since 1991, Dr. Feuer has been a director of Fiberstars, Inc., a manufacturer of specialized lighting equipment. Dr. Feuer was elected as a director of the Company in connection with an investment in the Company by Pacific Technology Fund.

         Carlos M. Siffert has served as a member of the Board of Directors since 1993. Mr. Siffert is a Director of Promon, a large Brazilian telecommunications and engineering services company. Mr. Siffert is also the Chief Executive Officer of Promon Tecnologia, S.A., an entity controlled by Promon, and has been associated with Promon Tecnologia, S.A. for over 30 years. Mr. Siffert was elected as a director of the Company pursuant to a voting agreement entered into in connection with Promon International's investment in the Company.

         William W. Ambrose has served as a member of the Board of Directors since 1993. Mr. Ambrose is the President of Pyramid Research, Inc. a telecommunications market research organization which he founded in 1986. Mr. Ambrose was elected as a director of the Company pursuant to a voting agreement entered into in connection with investment in the Company by a subsidiary of Promon.

         Archie J. McGill has served as a member of the Board of Directors since 1994. Mr. McGill is the President and Chief Executive Officer of Chardonnay Inc., an investment management company, and has served in such position since 1986. Mr. McGill served as President of Rothschild, Inc., a venture capital investment firm, from 1983 to 1986. Mr. McGill was previously President of the AIS/American Bell division of AT&T and a Vice President of Marketing for International Business Machines.

         The Board of Directors of the Company is divided into three classes, designated "Class I," "Class II" and "Class III," respectively. Each director serves for a term ending on the date of the third annual meeting of stockholders following the annual meeting at which such director was elected. However, each initial director in Class I (Mr. Siffert and Dr. Feuer) serves for a term ending on the date of the annual meeting of stockholders held in 1998; each initial director in Class II (Mr. Ambrose and Mr. McGill) serves for a term ending on the date of the annual meeting of stockholders held in 1997 and each initial director in Class III (Mr. Shum and Brig. Gen. Johnson) serves for a term ending on the date of the annual meeting of stockholders held in 1996.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such person.

         Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders were complied with, except for the following transactions which were reported late: A statement of changes in beneficial ownership for the purchase of 1,000 shares in May 1995 by Mr. Flowers, the grant of 65,000 stock options in September 1995 by Mr. Tucker, the grant of 40,000 stock options in September 1995 by Mr. Staab, the indirect purchase of 519 shares in December 1995 by Mr. Lacombe, the exercise of a warrant to purchase 7,788 shares and sale of 7,788 shares by an affiliate of Pacific Technology Fund in February 1996, the exercise of a stock option to purchase 4,286 shares by Gerard Johnson in March 1996, the indirect purchase of 164 shares by Mr. Shum in July 1996 and the purchase of 332 shares by Mr. Lacombe in July 1996.

ITEM 11.          EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         The following table sets forth the aggregate compensation paid by any person for all services rendered in all capacities to the Company to the Chief Executive Officer and to each of the four additional most highly compensated executive officers (the "Named Executive Officers") for the fiscal year ended June 30, 1994, 1995 and 1996. Except as indicated below, during fiscal year 1994, 1995, and 1996, no Named Executive Officer received other compensation in excess of the lesser of $50,000 or 10% of such officer's compensation, nor did any such officer receive any restricted stock award, stock appreciation right or payment under any long term incentive plan.

                                            SUMMARY COMPENSATION TABLE



                                                                                                                LONG-TERM
                                                                         ANNUAL COMPENSATION                   COMPENSATION
                                                     ----------------------------------------------------  ---------------------
                                                                                                                 SECURITIES
                                                      FISCAL                               BONUS /               UNDERLYING
                                                       YEAR    SALARY ($)                COMMISSION ($)          OPTIONS(#)
NAME AND PRINCIPAL POSITIONS (1)                     -------   -----------             ------------------  ---------------------
- --------------------------------
Martin Shum.........................................  1996           190,000                   -                   251,500(3)(4)
                                                      1995           175,000                   -                    57,143(2)
                                                      1994           150,000                   -                        -
Linda Carlson ......................................  1996           117,553                87,200                  38,429(3)(4)(5)
                                                      1995            92,000                55,000                   4,571(2)
                                                      1994           149,000                   -                        -
John W. Tucker......................................  1996           102,510                65,714                  67,286(3)(4)
                                                      1995           115,000                   -                     4,571(2)
                                                      1994           100,000                   -                        -
Suresh Nihalani.....................................  1996           115,000                11,222                  54,857(3)(4)
                                                      1995           120,000                 5,000                   5,714(2)
                                                      1994           120,000                   -                        -
Andre de Fusco......................................  1996           123,335                 7,677                  54,286(3)(4)
                                                      1995           100,000                   -                     6,857(2)
                                                      1994            94,000                   -                        -

- -----------

(1) See "Directors and Executive Officers of Registrant" for the complete title of the position held by each Named Executive Officer.

(2) These options were granted on July 18, 1994 pursuant to the Company's 1994 Stock Option Bonus Program. See "Stock Option Bonus Program."

(3) Each of the Named Executive Officers were granted the following stock options on August 1, 1995 pursuant to the Company's 1995 Option Bonus Program at an exercise price of $16.50: Mr. Shum, 24,000; Ms. Carlson, 1,429; Mr. Tucker, 2,286; Mr. Nihalani, 2,857; and Mr. de Fusco, 2,286. The options are immediately exercisable with any unvested shares acquired under such option being subject to repurchase by the Company, at the exercise price, upon termination of the optionee's service with the Company, and vest according to the following schedule ("Standard Vesting"): twenty-four percent (24%) of the shares vest upon completion of one year following the vesting commencement and the balance will vest at a rate of two percent (2%) per full month of employment thereafter.

(4) Each of the Named Executive Officers were granted the following Stock Options on September 19, 1996 at an exercise price of $13.00: Mr. Shum, 227,500; Ms. Carlson, 7,000; Mr. Tucker, 65,000; Mr. Nihalani, 52,000;
         and Mr. de Fusco, 52,000. The options were immediately exercisable with any unvested shares acquired under such option being subject to repurchase by the Company, at the exercise price, upon termination of the optionee's service with the Company, and is subject to the Company's Standard Vesting.

(5) Ms. Carlson was elected to serve as the Company's Vice President, Worldwide Sales on December 11, 1995 and granted a stock option to purchase 30,000 shares of the Company's Common Stock. The option is immediately exercisable with any unvested shares acquired under such option being subject to repurchase by the Company, at the exercise price, upon termination of the Optionee's service with the Company and is subject to the Company's Standard Vesting.

OPTION GRANTS

         The following table sets forth, for the fiscal year ended June 30, 1996, information concerning the grant of options to purchase shares of Common Stock under the Company's 1995 Plan to the Named Executive Officers. No stock appreciation rights were granted to any of the Named Executive Officers during fiscal year 1996.


                    OPTION GRANTS IN YEAR ENDED JUNE 30, 1996

                                INDIVIDUAL GRANTS

                                                                                               POTENTIAL REALIZATION
                                                                                              VALUE AT ASSUMED ANNUAL
                           NUMBER OF         PERCENT OF                                        RATES OF STOCK PRICE
                           SECURITIES      TOTAL OPTIONS                                      APPRECIATION FOR OPTION
                           UNDERLYING        GRANTED TO     EXERCISE OF                               TERM(4)
                            OPTIONS         EMPLOYEES IN        BASE        EXPIRATION      ----------------------------
NAME                     GRANTED(1)(2)      FISCAL 1996       PRICE(3)         DATE              5%          10%
- ----                     --------------     -----------       --------         ----              --          ---
Martin Shum                   24,000              2.33%       $16.50         07/31/05        $   198,000     $   396,000
                             227,500             22.14%       $13.00         09/18/05          1,478,750       2,957,500
Linda Carlson                  1,429               .14%       $16.50         07/31/05             11,789          23,578
                               7,000               .68%       $13.00         09/18/05             45,500          91,000
                              30,000              2.92%       $13.00         12/10/05            195,000         390,000
John W. Tucker                 2,286               .22%       $16.50         07/31/05             18,860          37,719
                              65,000              6.33%       $13.00         09/18/05            422,500         845,000
Suresh Nihalani                2,857               .28%       $16.50         07/31/05             23,570          47,140
                              52,000              5.06%       $13.00         09/18/05            338,000         676,000
Andre de Fusco                 2,286               .22%       $16.50         07/31/05             18,860          37,719
                              52,000              5.06%       $13.00         09/18/05            338,000         676,000



- ---------------

(1) The options granted to the Named Executive Officers were granted on August 1, 1995 and September 19, 1995 and have a maximum term of 10 years, subject to earlier termination in the event of the optionee's cessation of service with the Company.

(2) The options are immediately exercisable with any unvested shares acquired under such option being subject to repurchase by the Company, at the exercise price, upon termination of the optionee's service with the Company, and vest according to the following schedule: twenty-four percent (24%) of the shares vest upon completion of one year following the vesting commencement date or grant date, as applicable, and the balance will vest at a rate of two percent (2%) per full month of employment thereafter. However, the option shares will immediately vest in the event the Company is acquired by a merger or asset sale, unless the options are assumed by the acquiring entity.

(3) The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date or pursuant to a cashless exercise procedure. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares.

(4) There is no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock does in fact appreciate over the option term, no value will be realized from the option grants.

OPTION EXERCISES AND HOLDINGS

         The following table sets forth information concerning the number and value of shares acquired on exercise of options held by each of the Named Executive Officers during the fiscal year ended June 30, 1996 and the number and value of unexercised options held by each of the Named Executive Officers as of June 30, 1996. No stock appreciation rights were exercised during fiscal year 1996 and no such appreciation rights were outstanding as of June 30, 1996.


                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1996
              AND OPTION VALUES FOR FISCAL YEAR ENDED JUNE 30, 1996

                                                         NUMBER OF SECURITIES
                                                         UNDERLYING                   VALUE OF UNEXERCISED
                                                         UNEXERCISED OPTIONS          IN-THE MONEY OPTIONS
                         NUMBER OF                       AT JUNE 30, 1996(1)          AT JUNE 30, 1996 ($)(2)
                          SHARES                         -------------------------  --------------------------
NAME                    ACQUIRED ON      VALUE
                        EXERCISE (#)   REALIZED ($)     EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
                        ------------   ------------     -----------  -------------  -----------  -------------


Martin Shum ..........    29,980       $1,118,254          398,663         --        $9,440,033       --
Linda Carlson ........    16,500          513,100           42,643         --           877,469       --
John W. Tucker .......    32,500          999,018           86,500         --         1,930,263       --
Suresh Nihalani ......    37,029          541,302           57,828         --         1,151,910       --
Andre de Fusco .......     9,000          266,494           81,000         --         1,787,882       --

- -----------

(1) All of the options of the Named Executive Officers are immediately exercisable, with any unvested shares acquired under such option being subject to repurchase by the Company, at the exercise price, upon termination of the optionee's service with the Company, and vest according to the following schedule: twenty-four percent (24%) of the shares vest upon completion of one year following the vesting commencement date or grant date, as applicable and the balance will vest at a rate of two percent (2%) per full month of employment thereafter. At June 30, 1996, each of the Named Executive Officers owned the following number of options for which vested shares were issuable upon exercise: Mr. Shum, 140,374; Ms. Carlson, 3,871; Mr. Tucker, 18,724; Mr. Nihalani, 2,342; and Mr. de Fusco, 4,681.

(2) Calculated based on the closing sale price at June 28, 1996 of $32 1/2 per share, less the applicable exercise price. All of the options of these Named Executive Officers are immediately exercisable, with any unvested shares acquired under such option being subject to repurchase by the Company, at the exercise price, upon termination of the optionee's service with the Company. The value of vested shares issuable upon exercise of "in-the-money" options at June 28, 1996 for each of the Named Executive Officers was as follows: Mr. Shum, $2,106,632; Ms. Carlson, $112,717; Mr. Tucker, $595,423; Mr. Nihalani
         $53,235; and de Fusco, $119,649.

STOCK OPTION BONUS PROGRAM

         On October 10, 1994, the Company adopted a Fiscal Year 1995 Employee Stock Option Bonus Program (the "1995 Option Bonus Program"). Each full-time exempt employee of the Company on July 1, 1994 was eligible to receive stock options under the 1995 Option Bonus Program. The Board could also include in the 1995 Option Bonus Program other employees who commenced employment with the Company after July 1, 1994. Individuals not employed with the Company on the date of grant of such options were not eligible to receive any options. In addition, the receipt of options and the number of shares underlying such options was dependent on, and subject to, the individual's job performance.

         The 1995 Option Bonus Program was administered under the Company's 1993 Stock Option Plan and was subject to the terms and conditions thereof. A total of 63,999 options under the program were granted on August 1, 1995 at an exercise price of $16.50, the fair market value of the Company's Common Stock on August 1, 1995, to 53 employees, including 24,571 options to Martin Shum (including 571 options to Mr. Shum's spouse, who is an employee of the Company), 1,429 options to Linda Carlson, 2,286 options to John Tucker, 3,428 options to Suresh Nihalani (including 571 options to Mr. Nihalani's spouse, who is an employee of the Company), and 2,286 options to Shaun Manesh. A total of 611,500 options were granted on September 19, 1995 at the exercise price of $13.00, the fair market value of the Company's Common Stock on September 19, 1995, to 20 employees, including 227,000 options to Martin Shum, 7,000 options to Linda Carlson, 65,000 options to John

Tucker, 52,000 options to Suresh Nihalani, and 52,000 options to Andre de Fusco. In addition, Linda Carlson was granted 30,000 options at the exercise price of $13.00 on December 11, 1995 upon her election to serve as the Company's Vice President, Worldwide Sales. Options granted under the 1995 Option Bonus Program vest, in general, over approximately three years from the grant date.

         The Company operated a similar stock option bonus plan for the 1994 fiscal year. An aggregate of 131,694 options to purchase common stock of the Company at an exercise price of $1.75 per share were granted in July 1994 to 36 employees, including 58,570 options to Martin Shum (including 1,428 options to Mr. Shum's spouse, who is an employee of the Company), 10,857 options to Melvin Flowers, 7,428 options to John Tucker (including 2,857 options to Mr. Tucker's spouse, who is an employee of the Company), 6,316 options to Suresh Nihalani (including 1,142 options to Mr. Nihalani's spouse, who is an employee of the Company) and 6,857 options to Shaun Manesh.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Board of Directors has a Compensation Committee (the "Compensation Committee"), which administers the Company's stock option plans. The members of the Compensation Committee are Mr. William Ambrose, Brig. Gen. (ret.) Harold R. Johnson and Mr. Archie J. McGill. None of these individuals were at any time during the fiscal year ended June 30, 1996 an officer or employee of the Company.

         The Board of Directors has an Audit Committee (the "Audit Committee") which supervises and makes recommendations and decisions with respect to the periodic audits of the Company's financial results. The members of the Audit Committee are Dr. Michael Feuer, Mr. Carlos M. Siffert and Mr. Archie J. McGill.

DIRECTOR COMPENSATION

         Each non-employee director (which does not include any director who serves as representative of a stockholder who owns more than 5% of the Company's voting securities) receives $6,000 annually for services as a member of the Board of Directors. Non-employee directors are reimbursed for their out-of-pocket expenses in serving on the Board of Directors. There are no family relationships among any of the executive officers or directors of the Company.

         During the 1996 fiscal year, certain non-employee directors were eligible to receive option grants under the Automatic Option Grant Program in effect under the Company's 1995 Stock Option/Stock Issuance Plan. Accordingly, at the 1995 Annual Shareholders Meeting held on December 4, 1995, each of the following non-employee directors received an option grant under the Automatic Option Grant Program for 7,000 shares of Common Stock with an exercise price of $12.00 per share: Messrs. Ambrose and McGill and Brig. Gen. (ret.) Johnson. The exercise price in effect for each option is equal to the fair market value per share of Common Stock on the grant date. Each option has a maximum term of ten
(10) years measured from the grant date, subject to earlier termination following the optionee's cessation of Board service. Each option is immediately exercisable for all of the option shares; however, any shares purchased under the option will be subject to repurchase by the Company, at the option exercise price paid per share, upon the optionee's cessation of Board service prior to vesting in those shares. The shares subject to each 7,000-share grant will vest on the day immediately preceding the date of the 1996 Annual Meeting, provided the optionee continues in Board service through that date.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

         Under Section 145 of the Delaware General Corporation Law, the Company can indemnify its directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the "Securities Act"). The Company's Bylaws provide that the Company will indemnify its directors and officers to the fullest extent permitted by law and require the Company to advance litigation expenses upon receipt by the Company of an undertaking by the director or officer to repay such advances if it is ultimately determined that the director or officer is not entitled to indemnification. The Bylaws further provide that rights conferred under such Bylaws do not exclude any other right such persons may have or acquire under any bylaw, agreement, vote of stockholders or disinterested directors or otherwise.

         The Company's Certificate of Incorporation provides that, pursuant to Delaware Law, its directors shall not be liable for monetary damages for breach of the directors fiduciary duty of care to the Company and its stockholders. This provision in the Certificate of Incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware Law. In addition, each director will continue to be subject to liability for breach of the director's duty of loyalty to the Company or its stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision also does not affect a director's responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

         The Company has entered into agreements to indemnify its directors and certain of its officers in addition to the indemnification provided for in the Certificate of Incorporation and Bylaws. These agreements, among other things, indemnify the Company's directors and certain of its officers for certain expenses (including attorneys' fees), judgments, fines and settlement amounts incurred by such person in any action or proceeding, including any action by or in the right of the Company, on account of services as a director or officer of the Company, or as a director or officer of any other company or enterprise to which the person provides services at the request of the Company.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of August 31, 1996 by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group:



                                                                                     Shares Beneficially
                                                                                          Owned(1)
Directors, Five Percent Stockholders, Named Executive                       -----------------------------------
Officers and Directors and Officers as a Group                                     Number             PERCENT
- --------------------------------------------------------------------        -------------------  ---------------
PROMON Ltd.
  AVE Pres. Juscelino Kubitschek, 1830
  04543 Sao Paulo, SP, Brazil (2) ..................................                    784,768          8.6%
Pacific Technology Fund
  P.O. Box 1704
  Palo Alto, CA 94302-1704 .........................................                    638,751          7.0
AIM Management Group Inc.
  11 Greenway Plaza, Suite 1919
  Houston, Texas 77046 (3) .........................................                    929,100         10.2
Martin Shum (4) ....................................................                    440,030          4.6
William W. Ambrose (5) .............................................                     32,155          *
Dr. Michael Feuer (6) ..............................................                    638,751          7.0
Brig. Gen. H. R. Johnson (7) .......................................                     12,116          *
Carlos M. Siffert (8) ..............................................                    784,768          8.6
Archie J. McGill (9) ...............................................                     39,857          *
Melvin L. Flowers (10) .............................................                     86,216          1.0
Suresh Nihalani (11) ...............................................                     81,493          *
John Tucker (12) ...................................................                     92,809          1.0
Andre de Fusco (13) ................................................                     82,000          *
Shaun Manesh (14) ..................................................                     78,047          *
Peter Staab (15) ...................................................                     74,359          *
Linda Carlson (16)  ................................................                     42,762          *
Jean-Guy Lacombe (17)  .............................................                    137,853          1.5
All directors and executive officers as a
  group (14 persons) (18)  .........................................                  2,604,977         25.9

- -----------

   *     Less than 1%.

(1) Unless otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) The shares are owned beneficially and of record by FIQ-Trading, Marketing, Servicos e Consultores Lda. ("FIQ"), a company controlled by Promon Ltda. As such, Promon Ltda may be deemed to have beneficial ownership of such shares.

(3) Based upon information contained in a Statement on Schedule 13G, dated July 10, 1996, filed with the SEC by AIM Management Group Inc. ("AIM"). AIM is the parent holding company of the recordholders of the shares, AIM Advisors, Inc. and AIM Capital Management, Inc., both registered Investment Advisors under Section 203 of the Investor Advisors Act.

(4) Includes 38,735 shares held by members of Mr. Shum's family and 81 shares held by Helen Shum and Martin Shum as Trustees of the Shum Trust, dated April 15, 1994. Also includes 400,641 shares issuable upon exercise of immediately exercisable options (including 1,978 shares issuable upon exercise of options held by Mr. Shum's spouse) of which 208,366 shares will be vested within 60 days from August 31, 1996.

(5) Includes 25,155 shares beneficially owned by Pyramid Research, Inc. Mr. Ambrose, as President of Pyramid Research, Inc., may be deemed to have beneficial ownership of these shares. Also includes 7,000 shares issuable upon exercise of immediately exercisable options, which options will vest on November 3, 1996.

(6) Includes 638,751 shares owned by Pacific Technology Fund. Dr. Feuer and Belfield Services, Inc., as general partners of Pacific Technology Fund, may be deemed to have beneficial ownership of these shares. Dr. Feuer disclaims beneficial ownership of these shares.

(7) Includes 7,000 shares issuable upon exercise of immediately exercisable options, which options will vest on November 3, 1996.

(8) Includes 784,765 shares beneficially owned by Promon Ltda. and FIQ. Mr. Siffert, as Director of Promon Ltda., may be deemed to have beneficial ownership of these shares. Mr. Siffert disclaims beneficial ownership of these shares.

(9) Includes 39,857 shares issuable upon exercise of immediately exercisable options. All such options will be vested on November 3, 1996.

(10) Includes 72,715 shares issuable upon exercise of immediately exercisable options of which 20,650 shares will be vested within 60 days from August 31, 1996.

(11) Includes 2,285 shares held by members of Mr. Nihalani's family. Also includes 59,280 shares issuable upon exercise of immediately exercisable options (including 1,429 shares issuable upon exercise of options held by Mr. Nihalani's spouse) of which 17,978 shares will be vested within 60 days from August 31, 1996.

(12) Includes 86,500 shares issuable upon exercise of immediately exercisable options of which 19,444 shares will be vested within 60 days from August 31, 1996. Excludes shares beneficially owned by Mr. Tucker's spouse, Ms. Linda Carlson, an executive officer of the Company.

(13) Includes 81,000 shares issuable upon exercise of immediately exercisable options of which 21,240 shares will be vested within 60 days from August 31, 1996.

(14) Includes 53,857 shares issuable upon exercise of immediately exercisable options of which 18,129 shares will be vested within 60 days from August 31, 1996.

(15) Includes 74,000 shares issuable upon exercise of immediately exercisable options of which 12,400 shares will be vested within 60 days from August 31, 1996.

(16) Includes 42,643 shares issuable upon exercise of immediately exercisable options of which 6,806 shares will be vested within 60 days from August 31, 1996. Excludes shares beneficially owned by Ms. Carlson's spouse, Mr. John Tucker, an executive officer of the Company.

(17) Includes 519 shares held by Michi Technical Services, Inc. ("Michi"). Mr. Lacombe is the sole shareholder of Michi. Includes 60,000 shares issuable upon exercise of immediately exercisable options of which no shares will be vested within 60 days from August 31, 1996.

(18) Includes 25,155 shares owned by Pyramid Research, Inc., 638,751 shares owned by Pacific Technology Fund and 784,768 shares owned by Promon Ltda. Also includes an aggregate of 963,493 shares issuable to the Company's directors and executive officers upon the exercise of immediately exercisable options held by such directors and executive officers of which 378,870 shares will be vested within 60 days from August 31, 1996.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Securities Transactions

         In connection with the Company's issuance of its Series D Preferred Stock in March of 1993, the Company and certain stockholders entered into an agreement providing Promon International, Inc. ("Promon") with certain rights to elect directors and rights of first refusal, which agreement terminated in connection with the Company's initial public offering. Mr. Carlos Siffert and Mr. William Ambrose were elected to the Company's Board of Directors as nominees of Promon. In January 1995, the Company entered into a Memorandum of Agreement with its two largest stockholders, Promon and Pacific Technology Fund ("PTF") (each, a "Major Stockholder"), pursuant to which the Company agreed, for so long as Promon or PTF own at least ten percent of the Company's then outstanding voting securities, to nominate to the Board of Directors of the Company one representative designated in writing by each Major Stockholder and not to issue equity securities at a price below ninety-five percent (95%) of fair market value or at a price below eighty-five percent (85%) of fair market value with respect to employee stock purchases or option plans unless the representative of each Major Stockholder casts his or her vote as a Board member in favor of such issuance. In June 1996, both Promon and PTF ceased to own at least ten percent of the Company's stock, resulting in a termination of such rights.

Promon Virtual DAMA Agreement

         In December 1993, in connection with the issuance and sale by the Company of Series E Preferred Stock of the Company to Promon and Pyramid Research, Inc., the Company entered into a Development Agreement with Promon Technical Services, Inc., an affiliate of Promon ("PTS"), with respect to the development of satellite technology for the Company. The Company paid $500,000 to PTS in connection with this agreement. See Note 6 to Financial Statements.

Promon Purchases

         Promon, a significant stockholder and a distributor of the Company's products, purchased $675,000 of the Company's products during fiscal year 1995.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


       (a)(1)     FINANCIAL STATEMENTS:

                  The Company's financial statements appear in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                                            PAGE

         Report of Ernst & Young LLP, Independent Auditors................   F-1
         Consolidated Balance Sheets as of June 30, 1996 and 1995.........   F-2
         Consolidated Statements of Operations for the years ended
           June 30, 1996, 1995 and 1994...................................   F-4
         Consolidated Statements of Stockholders' Equity for the years
           ended June 30, 1996, 1995 and 1994.............................   F-5
         Consolidated Statements of Cash Flows for the years ended
           June 30, 1996, 1995 and 1994...................................   F-6
         Notes to Consolidated Financial Statements.......................   F-8



         (2)      FINANCIAL STATEMENT SCHEDULES:

                  The financial statement schedules of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the financial statements or notes thereto.

                                                                            PAGE

         Schedule II - Valuation and Qualifying Accounts................     S-1

         (3)      EXHIBITS:
EXHIBIT NO.

4.1 Specimen certificate representing shares of Common Stock of the Company. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

4.2      Form of Warrant of the Company. Incorporated by reference to Exhibit
         4.2 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.1 Standard Industrial/Commercial Multi-Tenant Lease-Modified Net dated May 23, 1994 by and between Herman Bennett and the Company. Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.2 Master Lease Agreement dated January 11, 1994 by and between the Company and Leasetec Corporation, as amended and supplemented. Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.3 Loan and Security Agreement dated March 23, 1993, as amended, between Silicon Valley Bank and the Company and related agreements and documents. Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.4 Loan and Security Agreement (Exim) dated May 11, 1994, as amended, between Silicon Valley Bank and the Company and related agreements and documents. Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.5 Executive Employment Agreement dated December 23, 1992, by and between the Company and Martin Shum. Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.6     Form of Indemnification Agreement. Incorporated by reference to Exhibit
         10.6 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.7     1987 Stock Option Plan (the "1987 Plan"). Incorporated by reference to
         Exhibit 10.7 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.8 Form of Amended Notice of Grant of Stock Option with respect to holders of installment incentive stock options granted under the 1987 Plan. Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.9 Form of 1987 Installment Incentive Stock Option Agreement, Immediately Exercisable Stock Option Agreement and Immediately Exercisable Non-Qualified Stock Option Agreement generally used in connection with the 1987 Plan. Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.10 Form of 1987 Stock Purchase Agreement generally used in connection with the 1987 Plan. Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.11 1993 Stock Option Plan as amended (the "1993 Plan"). Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.12 Form of Notice of Grant of Stock Option generally used in connection with the 1993 Plan. Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.13 Form of 1993 Stock Option Agreement generally used in connection with the 1993 Plan. Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.14 Form of 1993 Stock Purchase Agreement generally used in connection with the 1993 Plan. Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.15* Cooperation and Supply Agreement dated as of November 19, 1993 by and between StrataCom, Inc. and the Company. Incorporated by reference to
         Exhibit 10.15 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.16 Technical Information Escrow Agreement dated July 18, 1994 by and between StrataCom, Inc., the Indianapolis Vault Company and the Company. Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.17 Memorandum of Agreement dated January 19, 1995 by and between the Company, Promon International, Inc. and Pacific Technology Fund. Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.18 Shareholder Rights Agreement dated as of April 23, 1992, as amended by Amendment No. 1 to Shareholder Rights Agreement dated as of August 11, 1992, Amendment No. 2 to Shareholder Rights Agreement dated as of October 19, 1992, Amendment No. 3 to Shareholder Rights Agreement dated as of December 18, 1992, Amendment No. 4 to Shareholder Rights Agreement dated as of March 15, 1993, Amendment No. 5 to Shareholder Rights Agreement dated as of November 16, 1993, and Amendment No. 6 to Shareholder Rights Agreement dated as of December 15, 1994. Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1, Registration No. 33- 90394.

10.19 Virtual DAMA Agreement dated December 31, 1993, by and between the Company and Promon Technical Services, Inc., as amended. Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.20 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"). Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.22 Form of Stock Option Agreement generally used in connection with the Discretionary Option Grant Program of the 1995 Plan. Incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.21 Form of Addendum to Stock Option Agreement (Limited Stock Appreciation Right). Incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.24 Form of Addendum to Stock Option Agreement (Involuntary Termination Following Change of Control). Incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.25 Form of Addendum to Stock Option Agreement (Special Tax Elections). Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.26    Form of Automatic Stock Option Agreement. Incorporated by reference to
         Exhibit 99.9 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.27 Form of Stock Issuance Agreement generally used in connection with the Discretionary Option Grant Program of the 1995 Plan. Incorporated by reference to Exhibit 99.10 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.28 Form of Addendum to Stock Issuance Agreement (Involuntary Termination Following Change of Control). Incorporated by reference to Exhibit
         99.11 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.29 Form of Addendum to Stock Issuance Agreement (Special Tax Elections). Incorporated by reference to Exhibit 99.12 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.30    Employee Stock Purchase Plan. Incorporated by reference to Exhibit
         99.13 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.31 The Share Purchase Agreement By and Among the Company, Canada Inc. and Certain Presticom Stockholders, dated as of November 24, 1995. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated November 30, 1995.

10.32 License Agreement dated May 8, 1996, by and between the Company and SkyData, Inc. Incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-3, Registration No. 333-04183.

11.1     Statement Regarding Computation of Earnings Per Share.

23.1     List of Subsidiaries of the Company. Incorporated by reference to
         Exhibit 23.1 to the Company's Registration Statement on Form S-3, Registration No. 333-04183.

23.2     Consent of Ernst & Young LLP.

24.1     Power of Attorney (included on page 37).

27.1     Financial Data Schedule.

* The Company has received confidential treatment for portions of this document previously filed with the Commission.

       (b)        REPORTS ON FORM 8-K:
                  No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Camarillo, State of California, on September 27, 1996.

                               ACT NETWORKS, INC.


                               By:  /s/ MARTIN SHUM
                                   ---------------------------------------
                                    Martin Shum
                                    President and Chief Executive Officer


                                POWER OF ATTORNEY

         We, the undersigned officers and directors of ACT Networks, Inc., do hereby constitute and appoint Martin Shum and Melvin L. Flowers, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:

SIGNATURE                               Title                                       Date
- ---------                               -----                                       ----

/s/ MARTIN SHUM                         Chairman, President and Chief               September 27, 1996
- ---------------                         Executive Officer
 Martin Shum

/s/ MELVIN L. FLOWERS                   Vice President, Finance and                 September 27, 1996
- ---------------------                   Chief Financial Officer (principal
 Melvin L. Flowers                      financial and accounting officer)

/s/ WILLIAM W. AMBROSE                  Director                                    September 27, 1996
- -----------------------
 William W. Ambrose

/s/ MICHAEL FEUER                       Director                                    September 27, 1996
- -----------------------
 Michael Feuer

/s/ HAROLD R. JOHNSON                   Director                                    September 27, 1996
- ----------------------
 Harold R. Johnson

/s/ CARLOS M. SIFFERT                   Director                                    September 27, 1996
- ----------------------
 Carlos M. Siffert

/s/ ARCHIE J. MCGILL                    Director                                    September 27, 1996
- ---------------------
 Archie J. McGill

                         Report of Independent Auditors

Board of Directors
ACT Networks, Inc.

We have audited the accompanying consolidated balance sheets of ACT Networks, Inc. as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a).These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACT Networks, Inc. at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.




                                                               ERNST & YOUNG LLP



Woodland Hills, California
July 29, 1996

                               ACT Networks, Inc.

                           Consolidated Balance Sheets


                                                                                     JUNE 30
                                                                             1996              1995
                                                                       ------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                               $ 70,374,310     $ 30,546,278
   Accounts receivable, less allowances of $287,000 in 1996 and
     $63,000 in 1995                                                          9,656,679        4,529,210
   Accounts receivable from stockholder                                         205,274          669,160
   Inventory                                                                  7,409,459        4,677,190
   Prepaid expenses                                                             599,765          244,315
   Deposits                                                                      65,659           68,100
   Deferred income taxes                                                              -           82,176
                                                                       ------------------------------------
Total current assets                                                         88,311,146       40,816,429

Plant, equipment and other improvements:
   Machinery and equipment                                                    2,949,764        1,696,257
   Furniture and fixtures                                                       379,386          359,500
   Computer software                                                            801,643          411,438
   Leasehold improvements                                                       528,527          284,659
                                                                       ------------------------------------
                                                                              4,659,320        2,751,854
Accumulated depreciation and amortization                                     2,180,970        1,233,003
                                                                       ------------------------------------
                                                                              2,478,350        1,518,851

Goodwill                                                                      1,882,455                -
Other assets                                                                  1,178,565          561,498
                                                                       ------------------------------------
Total assets                                                               $ 93,850,516    $  42,896,778
                                                                       ====================================

                                                                                     JUNE 30
                                                                             1996              1995
                                                                       ------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                         $ 2,121,933      $ 1,475,020
   Accrued expenses                                                             639,746          625,627
   Accrued vacation                                                             334,635          239,888
   Accrued commissions                                                          143,243          153,656
   Income taxes payable                                                         245,241           86,958
   Deferred income taxes                                                         78,803                -
                                                                       ------------------------------------
Total current liabilities                                                     3,563,601        2,581,149


Long-term debt                                                                  147,294                -


Stockholders' equity:
   Common stock and additional paid-in capital; $.001 par value:
       Authorized - 40,000,000
       Issued and outstanding - 9,117,329 in 1996
         and 7,149,830 in 1995                                               98,175,394       42,669,271
   Promon secured deposit                                                             -          (45,000)
   Accumulated deficit                                                       (8,035,773)      (2,308,642)
                                                                       ------------------------------------
Total stockholders' equity                                                   90,139,621       40,315,629
                                                                       ------------------------------------
Total liabilities and stockholders' equity                                 $ 93,850,516    $  42,896,778
                                                                       ====================================

See accompanying notes.

                               ACT Networks, Inc.

                      Consolidated Statements of Operations


                                                                     YEARS ENDED JUNE 30
                                                          1996               1995              1994
                                                   ---------------------------------------------------------

Net sales                                                $28,404,454        $20,566,247       $12,653,782

Expenses:
   Cost of goods sold                                     13,997,928          9,244,460         5,939,497
   Research and development                                5,026,601          3,586,230         1,955,260
   In process research and development                     5,600,000                  -                 -
   Sales and marketing                                     7,174,339          4,784,467         2,942,734
   General and administrative                              3,257,349          1,735,759         1,334,641
                                                   ---------------------------------------------------------
                                                          35,056,217         19,350,916        12,172,132
                                                   ---------------------------------------------------------
Income (loss) from operations                             (6,651,763)         1,215,331           481,650

Other:
   Interest and other income                               1,264,944            252,172            29,498
   Interest expense                                          (45,552)          (183,725)          (20,747)
   Loss due to earthquake                                          -                  -          (281,203)
                                                   ---------------------------------------------------------
                                                           1,219,392             68,447          (272,452)
                                                   ---------------------------------------------------------

Income (loss) before income taxes                         (5,432,371)         1,283,778           209,198
Provision for income taxes                                   294,760             21,782                 -
                                                   ---------------------------------------------------------
Net income (loss)                                        $(5,727,131)        $1,261,996          $209,198
                                                   =========================================================

Net income (loss) per share                                 $(0.78)             $0.24              $0.05
                                                   =========================================================
Shares used in computing net income (loss) per
  share                                                   7,307,664          5,210,910         3,851,964
                                                   =========================================================

See accompanying notes.

                               ACT Networks, Inc.

                 Consolidated Statements of Stockholders' Equity




                                                                           Preferred Stock                     Common Stock
                                                                --------------------------------------------------------------------
                                                                       Shares            Amount           Shares          Amount
                                                                --------------------------------------------------------------------
Balance at July 1, 1993                                             12,781,666         $5,726,000       1,120,367         $1,120
   Issuance of Series E convertible preferred stock                  4,570,000          2,205,000               -              -
   Deposit secured by Series E preferred stock                               -                  -               -              -
   Exercise of options and warrants to purchase
      common stock                                                           -                  -          90,400             91
   Net income                                                                -                  -               -              -
                                                                --------------------------------------------------------------------
Balance at June 30, 1994                                            17,351,666          7,931,000       1,210,767          1,211
   Amortization of deposit secured by Series E preferred stock               -                  -               -              -
   Exercise of options and warrants to purchase common stock                 -                  -         312,647            313
   Conversion of convertible preferred stock to common stock       (17,351,666)        (7,931,000)      2,721,416          2,721
   Initial public offering                                                   -                  -       2,905,000          2,905
   Net income                                                                -                  -               -              -
                                                                --------------------------------------------------------------------
Balance at June 30, 1995                                                     -                  -       7,149,830          7,150
   Amortization of deposit secured by Series E preferred stock               -                  -               -              -
   Exercise of options and warrants to purchase common stock                 -                  -         281,134            281
   Secondary public offering                                                 -                  -       1,510,000          1,510
   Shares issued in connection with acquisition                              -                  -         176,365            176
   Net loss                                                                  -                  -               -              -
                                                                --------------------------------------------------------------------
Balance at June 30, 1996                                                     -         $        -       9,117,329         $9,117
                                                                ====================================================================
                                                                     Common Stock
                                                                       Paid-In
                                                                       Capital         Promon
                                                                     in Excess of      Secured        Accumulated
                                                                      Par Value        Deposit          Deficit           Total
                                                                --------------------------------------------------------------------
Balance at July 1, 1993                                              $   792,070     $       -      $(3,779,836)        $ 2,739,354
   Issuance of Series E convertible preferred stock                      (70,000)            -                -           2,135,000
   Deposit secured by Series E preferred stock                                 -      (300,000)               -            (300,000)
   Exercise of options and warrants to purchase
      common stock                                                        63,189             -                -              63,280
   Net income                                                                  -             -          209,198             209,198
                                                                --------------------------------------------------------------------
Balance at June 30, 1994                                                 785,259      (300,000)      (3,570,638)          4,846,832
   Amortization of deposit secured by Series E preferred stock                 -       255,000                -             255,000
   Exercise of options and warrants to purchase common stock             150,767             -                -             151,080
   Conversion of convertible preferred stock to common stock           7,928,279             -                -                   -
   Initial public offering                                            33,797,816             -                -          33,800,721
   Net income                                                                  -             -        1,261,996           1,261,996
                                                                --------------------------------------------------------------------
Balance at June 30, 1995                                              42,662,121       (45,000)      (2,308,642)         40,315,629
   Amortization of deposit secured by Series E preferred stock                 -        45,000                -              45,000
   Exercise of options and warrants to purchase common stock             539,111             -                -             539,392
   Secondary public offering                                          53,684,370             -                -          53,685,880
   Shares issued in connection with acquisition                        1,280,675             -                -           1,280,851
   Net loss                                                                    -             -       (5,727,131)         (5,727,131)
                                                                --------------------------------------------------------------------
Balance at June 30, 1996                                             $98,166,277     $       -      $(8,035,773)        $90,139,621
                                                                ====================================================================


See accompanying notes.

                               ACT Networks, Inc.

                      Consolidated Statements of Cash Flows

                                                                                 YEARS ENDED JUNE 30
                                                                       1996             1995              1994
                                                                ------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                   $ (5,727,131)      $ 1,261,996        $ 209,198
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization                                     1,216,277           583,730          269,979
     Provision for allowances on accounts receivable                       2,769             6,492           27,193
     Provision for deferred taxes                                         68,039           (82,176)               -
     Loss on equipment disposals                                               -                 -           37,853
     Amortization of secured research and development
       deposit                                                            45,000           255,000                -
     Write-off of in-process research and development                  5,600,000                 -                -
     Changes in operating assets and liabilities:
       Accounts receivable                                            (3,633,474)       (2,549,094)        (982,110)
       Inventory                                                      (2,371,001)       (2,876,827)        (789,338)
       Prepaid expenses                                                 (344,719)          (97,906)        (129,917)
       Deposits                                                            2,441             7,013          (54,109)
       Accounts payable, accrued expenses and income
         taxes payable                                                   229,285         1,029,776          481,397
                                                                ------------------------------------------------------
Net cash used in operations                                           (4,912,514)       (2,461,996)        (929,854)

INVESTING ACTIVITIES
Purchase of plant, equipment and other fixed assets                   (1,794,089)       (1,367,801)        (610,601)
Acquisition of Presticom Inc., net of cash acquired                   (7,000,399)                -                -
Other assets                                                            (617,067)         (372,202)        (156,067)
                                                                ------------------------------------------------------
Net cash used in investing activities                                 (9,411,555)       (1,740,003)        (766,668)

FINANCING ACTIVITIES
Stock warrants and options                                               539,392           151,080           63,280
Issuance of preferred stock, net of offering costs                             -                 -        2,135,000
Shareholder secured research and development deposit                           -                 -         (300,000)
Borrowings on line of credit                                                   -         2,850,000                -
Repayments of line of credit                                                   -        (2,850,000)               -
Net proceeds from stock offering                                      53,685,880        33,800,721                -
Repayment of notes payable                                               (73,171)                -                -
Principal payments on capital lease                                            -                 -          (27,424)
                                                                ------------------------------------------------------
Net cash provided by financing activities                             54,152,101        33,951,801        1,870,856
                                                                ------------------------------------------------------
Net increase in cash                                                  39,828,032        29,749,802          174,334
Cash and cash equivalents at beginning of year                        30,546,278           796,476          622,142
                                                                ------------------------------------------------------
Cash and cash equivalents at end of year                            $ 70,374,310       $30,546,278        $ 796,476
                                                                ======================================================

                               ACT Networks, Inc.


                                                                                 YEARS ENDED JUNE 30
                                                                       1996             1995              1994
                                                                ------------------------------------------------------

Supplemental cash flow information:
 Interest and income taxes paid during the year:
     Interest                                                            $ 6,387         $ 183,725         $ 20,747
     Income taxes                                                        $ 9,787         $  17,000             $  -

Non-cash investing and financing activities:
   Acquisition of Presticom Inc.:
     Fair market value of assets (including goodwill)
       acquired                                                      $ 4,456,115              $  -             $  -
     Fair market value of in-process research and
       development                                                     5,600,000                 -                -
     Fair market value of liabilities assumed                           (887,769)                -                -
     Issuance of stock                                                (1,280,851)                -                -
     Cash acquired                                                      (887,096)                -                -
                                                                ======================================================
                                                                     $ 7,000,399              $  -             $  -
                                                                ======================================================


See accompanying notes.

                               ACT Networks, Inc.


                   Notes to Consolidated Financial Statements

                                  June 30, 1996



1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

ACT Networks, Inc. (the Company) was incorporated on May 15, 1987. The Company develops, manufacturers and markets integrated wide-area network (WAN) access products which use Frame Relay and Time Division Multiplexing. The Company's products utilize advanced compression algorithms, access switching capabilities and proprietary integration technologies to build cost-effective, bandwidth efficient WANs.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.

CASH EQUIVALENTS

Short-term investments that are part of the Company's cash management portfolio are classified as cash equivalents and are carried at cost which approximates market value and are considered available for sale. These investments are highly liquid, are of limited credit risk and have origninal maturities of three months or less.

CONCENTRATION OF CREDIT RISKS AND SIGNIFICANT CUSTOMERS

Accounts receivable consist primarily of amounts due from various original equipment manufacturers, end users and distributors primarily located in foreign countries. The Company does not require collateral. However, the Company does perform periodic credit evaluations and analysis of the amounts due from its customers. In addition, the Company carries credit insurance on certain foreign accounts receivable, which is subject to certain limits. Included in accounts receivable at June 30, 1996 and 1995 is $6,234,438 and $3,256,939, respectively, of amounts due from foreign customers. Credit losses have been within management's expectations and management believes that potential uncollectible accounts have been provided for in the financial statements.

                               ACT Networks, Inc.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISKS AND SIGNIFICANT CUSTOMERS (CONTINUED)

The three largest accounts receivable from individual customers represented 18.1%, 11.8% and 7.3% at June 30, 1996 and 18.1%, 12.7% and 8.2% at June 30,
1995 of total accounts receivable, respectively.

Sales included amounts to certain individual customers that exceed 10% of total sales. Sales to one customer represented 17% of total sales for 1996, sales to one customer represented 14% of total sales for 1995, and sales to one customer represented 23% of total sales for 1994.

The Company's sales by geographic area are as follows:


                                                             YEAR ENDED JUNE 30
                                                      1996          1995            1994
                                            ------------------------------------------------
         North America                           $ 10,568,213  $  6,907,360     $  3,841,546
         Latin America                              8,025,676     5,317,735        4,397,680
         Europe                                     3,752,173     2,404,614        1,073,218
         Asia Pacific                               6,058,392     5,936,538        3,341,338
                                            ------------------------------------------------
                                                 $ 28,404,454  $ 20,566,247     $ 12,653,782
                                            ================================================

REVENUE RECOGNITION

The Company recognizes revenues from product sales upon shipment. The Company's products are generally under warranty against defects and are sold with provisions for certain levels of continuing customer support. The amount of any potential warranty costs or other customer support costs are estimated and provided for in the period of sale.

                               ACT Networks, Inc.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following:

                                                    1996            1995
                                            ----------------------------------
Purchased parts                                  $ 3,629,460     $ 2,177,590
Sub-assemblies and finished goods                  3,779,999       2,499,600
                                            ----------------------------------
                                                 $ 7,409,459     $ 4,677,190
                                            ==================================

PLANT, EQUIPMENT AND OTHER IMPROVEMENTS

Plant, equipment and other improvements are stated on the basis of cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or the lease term, which vary from three to seven years.

ACCOUNTING FOR INCOME TAXES

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

CREDITS AND GRANTS

The Company receives foreign credits and grants from Canada and the Province of Quebec related to research and development expenditures made by its Canadian subsidiary. These amounts are reflected as a reduction of research and development expense in the Company's statement of operations. Amounts receivable as of June 30, 1996 of such credits and grants amounted to $454,685. For the year ended June 30, 1996, $143,500 of these credits and grants were reflected as a reduction of research and development expense in the accompanying statement of operations.

                               ACT Networks, Inc.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

Goodwill of $1,882,455 is net of accumulated amortization of $171,132. Goodwill represents the excess of the purchase price over the estimated fair market value of net assets acquired in business combination and is being amortized over 7 years.

LOSS DUE TO EARTHQUAKE

The Company incurred certain expenses and losses relating to the January 17, 1994 Northridge earthquake. These expenses and losses primarily relate to outside service labor, materials used in repairs, storage rent charges, losses on destroyed assets and charges incurred in relocating to a new facility after the earthquake.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants (using the modified treasury stock method) have been included in the computation when dilutive and common equivalent shares from the convertible preferred stock which converted into common stock in connection with the Company's initial public offering are included as if converted at the original date of issuance even though inclusion is anti-dilutive. Pursuant to the Securities and Exchange Commission (SEC) Staff Accounting Bulletins, all common and common equivalent shares issued by the Company at an exercise price below the public offering price during the twelve-month period prior to the offering (cheap stock) have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method at the initial public offering price per share and the if-converted method for convertible preferred stock) through the year ended June 30, 1994. For the year ended June 30, 1995, such cheap stock shares were treated as being outstanding through the date of the public offering.

Supplemental earnings per share for the year ended June 30, 1995 was $0.27. Supplemental earnings per share reflects what earnings per share would have been under APB No. 15 if the debt retired with the proceeds from the initial public offering (see note 10) had been retired at the beginning of the period. The weighted average number of shares of common stock whose presumed proceeds are to be used to retire debt are included in this calculation.

                               ACT Networks, Inc.

 The Company had no such debt during the years ended June 30, 1996 and June 30, 1995; therefore supplemental calculations of earnigs per share are not applicable.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

EFFECT OF FOREIGN CURRENCY

The Company translates the assets and liabilities of its foreign subsidiaries at the rate of exchange in effect at the period end. Revenues and expenses are translated using an average of exchange rates in effect during the period. Translation adjustments are recorded as a component of shareholders' equity in the consolidated balance sheet.

RECLASSIFICATION

Certain prior year balances have been reclassified to conform with the current year presentation.

                               ACT Networks, Inc.

2. BUSINESS ACQUISITION

On November 30, 1995, ACT Networks, Inc. and Canada Inc., a wholly owned subsidiary of the Company, acquired all the issued and outstanding shares of Presticom Inc., a Canadian corporation (Presticom). Presticom is a developer of multiple protocol Frame Relay access devices with expertise in the SNA environment. The aggregate purchase price paid by the Company, including approximately $600,000 in acquisition costs, was $9,168,346 consisting of $7,887,495 paid in cash and the issuance of 176,365 shares of common stock of the Company with an estimated fair market value of $1,280,851, representing a 30% discount from the quoted market price at the date of acquisition due to certain trading restrictions placed on the stock pursuant to the agreement.

The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The purchase price, plus costs directly attributable to the completion of the acquisition, have been allocated to the assets and liabilities acquired. Approximately $5,600,000 of the total purchase price represented the value of the in-process research and development that had not yet reached technological feasibility and was charged to the Company's operations.

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

                                                               JUNE 30
                                                        1996              1995
                                                 -------------------------------------
                                                              (Unaudited)

           Net sales                                   $29,282,535        $22,580,983
           Net income (loss)                              (258,126)         1,384,442
           Net earnings (loss) per share                   (.03)               .26

                               ACT Networks, Inc.

2. BUSINESS ACQUISITION (CONTINUED)

The pro forma information presented above does not reflect the write-off of in-process research and development costs of $5,600,000 which was included in the actual operating results for the year ended June 30, 1996.

3. LINE OF CREDIT AND NOTES PAYABLE

The Company has a loan and security agreement with a bank which provides for aggregate borrowings from a bank up to a maximum of $3,000,000. Under the agreement, the Company may borrow up to the lesser of $3,000,000 or 75% of eligible accounts receivable (the revolving line of credit).

The revolving line of credit expires on July 5, 1997. At June 30, 1996 and June 30, 1995, there were no outstanding balances under any of the lines of credit. Interest on the revolving line of credit is payable monthly at a rate equal to the bank's prime rate, which was 8 1/4% at June 30, 1996, plus 1.5%.

The loan and security agreement provides for the issuance of letters of credit in an aggregate amount outstanding up to $500,000. Letters of credit outstanding reduce the amount available under the revolving line of credit. At June 30, 1996 and June 30, 1995, no letters of credit were outstanding.

The loan and security agreement contains certain covenants that, among other things, requires the Company to maintain certain financial ratios and limits the Company's ability to obtain certain forms of additional debt, to repurchase the Company's stock and pay dividends.

                               ACT Networks, Inc.

4. INCOME TAXES

The provision for income taxes consists of the following:

                                     YEAR ENDED JUNE 30,
                                1996        1995     1994
                             -----------------------------
Current:
   Federal                   $       -    $ 91,307    $ -
   State                             -      18,659      -
   Foreign                     274,311           -      -
                             -----------------------------
                               274,311     109,966      -
Deferred:
   Federal                           -     (88,184)     -
   State                             -           -      -
   Foreign                      20,449           -      -
                             -----------------------------
                                20,449     (88,184)     -
                             -----------------------------
                             $ 294,760    $ 21,782     $-
                             =============================

The Company's foreign and domestic operations had income (loss) before income taxes and eliminations of $871,772 and ($5,994,285) for the year ended June 30, 1996.

A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of income before tax, is as follows:

                                                        YEAR ENDED JUNE 30,
                                                  1996          1995          1994
                                             -------------------------------------------
Statutory federal income tax
 (benefit) rate                                   (34)%          34%           34%
 Amortization of goodwill                           1             -             -
 Non-deductible in process research
   and development                                 35             -              -
 Change in valuation allowance                      -           (39)          (34)
 State income taxes                                 -             5             -
 Foreign income taxes                               5             -             -
 Other                                             (2)            2             -
                                             -------------------------------------------
                                                    5%            2%           -%
                                             ===========================================

                               ACT Networks, Inc.

4. INCOME TAXES (CONTINUED)

The tax provision for the years ended June 30, 1995 and June 30, 1994 included the application of net operating loss carryforwards which generated tax benefits of approximately $519,000 and $77,000, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                    JUNE 30
                                                            1996               1995
                                                       ------------------------------
Deferred tax assets:
   Technology deposit                                  $   108,390        $   110,415
   Allowance for losses on receivables                     109,786             24,219
   Vacation accruals                                       108,888             83,088
   Depreciation                                            188,571             76,507
   Inventory valuation allowance                           322,674             39,986
   Net operating loss carryforwards                      2,394,364            568,845
   Research and development credit carryforwards           630,923            497,331
   AMT credits                                              19,844             82,176
   Unicap adjustment                                        61,510             19,117
   Other                                                    43,598             38,521
                                                       ------------------------------
Total deferred tax assets                                3,988,548          1,540,205

Deferred tax liabilities:
   Software development costs                              (28,138)           (30,459)
   License fee                                            (420,000)                 -
   Prepaid insurance                                      (148,794)                 -
                                                       ------------------------------
Total deferred tax liabilities                            (596,932)           (30,459)
                                                       ------------------------------
Net deferred tax assets                                  3,391,616          1,509,746
Valuation allowance                                     (3,391,616)        (1,427,570)
Foreign deferred tax liabilities                           (78,803)                 -
                                                       ------------------------------
                                                       $   (78,803)       $    82,176
                                                       ==============================

                               ACT Networks, Inc.

4. INCOME TAXES (CONTINUED)

At June 30, 1996, the Company has net operating loss carryforwards for federal tax and state tax purposes of approximately $7,061,723 and $1,791,261, respectively, which expire in 2002 through 2011. The Company has research and development credit carryforwards of $301,000 and $286,000 for federal and state tax purposes, respectively, that expire through 2009 for federal and 2011 for state.

Included in the net operating loss carryforwards are deductions for tax purposes related to the exercise of stock options which are not reflected as an expense for financial reporting purposes. The tax benefit of these deductions, net of a 100% valuation allowance, has been recorded in equity. Accordingly, the reduction in the valuation allowance of approximately $2,189,555 upon the future utilization of a portion of the net operating loss carryforward will be credited directly to equity and not reflected as an income tax benefit in the statement of operations.

5. STOCK OPTION AND PURCHASE PLANS

At June 30, 1995 and 1994, the Company had a 1987 stock option plan and a 1993 stock option plan which provided for granting stock options to key employees, directors, outside consultants and independent contractors. In September 1995, the Company adopted the 1995 stock option/stock issuance plan (the 1995 Plan) and an employee stock purchase plan. The 1995 Plan serves as the successor to the 1987 and 1993 stock option plans and all options outstanding and options available for grant under the 1987 and 1993 stock option plans were incorporated into the 1995 Plan.

Options granted under all stock option plans carry an exercise price of not less than fair market value as of the date of the option grant and expire after ten years. The Company executes individual option agreements under the stock option plans which provide that options granted are immediately exercisable and the shares underlying the options generally become vested at 24% of the total grant after the completion of the first 12 full months of employment and 2% per month thereafter. The Company may elect to repurchase those shares which have not vested upon the employee's termination.

                               ACT Networks, Inc.

5. STOCK OPTIONS (CONTINUED)

The following is a summary of all stock option activity for the three years ended June 30, 1996:

                                               EXERCISE
                                                PRICE              NUMBER
                                              PER SHARE           OF SHARES
                                              -----------------------------
Outstanding at June 30, 1993                  $   .07-.70          627,000
   Granted                                       .70-1.75           55,357
   Canceled                                           .70          (20,600)
   Exercised                                          .70          (81,829)
                                                                 ---------
Outstanding at June 30, 1994                     .07-1.05          579,928
   Granted                                      1.75-4.90          263,000
   Canceled                                      .70-4.90          (25,303)
   Exercised                                     .70-1.75         (167,740)
                                                                 ---------
Outstanding at June 30, 1995                     .07-4.90          649,885
   Granted                                     8.25-23.88        1,073,458
   Canceled                                     .70-23.88          (31,612)
   Exercised                                    .70-17.25         (269,407)
                                                                 ---------
Outstanding at June 30, 1996                    .07-23.88        1,422,324
                                                                 =========

At June 30, 1996, 1995 and 1994 options for 1,422,324, 649,885 and 579,928 shares were outstanding, respectively. At June 30, 1996, the Company has authorized a total of 2,278,572 shares of common stock for issuance under the 1995 Plan. At June 30, 1996 approximately 313,000 shares remain available for grant and 1,735,517 are reserved for issuance upon the exercise of outstanding options and options available for grant under the 1995 Plan.

The Company has an employee stock purchase plan whereby, in accordance with
Section 423 of the Internal Revenue Code, eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company's common stock at the lower of 85% of the fair market value of common stock on the first or last day of the offering period. No shares were issued under this plan for the year ended June 30, 1996. There are 150,000 shares authorized and available for future issuance under this plan.

                               ACT Networks, Inc.

6. STOCK WARRANTS

On June 27, 1990, pursuant to a note and warrant purchase agreement (the Agreement), the Company sold warrants to purchase up to 128,571 shares of the Company's common stock at an exercise price of $.70 per share to a stockholder for $10,000. On July 31, 1990, pursuant to the Agreement, the Company sold warrants to purchase up to 290,571 shares of the Company's common stock at an exercise price of $.70 per share to certain officers, stockholders and employees for $22,600. Warrants issued under the Agreement were exercisable for a five year period. On April 5, 1991, warrants to purchase 270,000 shares of common stock were exercised. During the years ended June 30, 1995 and 1996, warrants to purchase 144,907 shares and 11,727 shares of common stock, respectively, were exercised and the remaining warrants were canceled as payment of the exercise price for the warrant exercises.

On March 31, 1993, pursuant to a note and warrant purchase agreement dated October 19, 1992, the Company sold to a lender warrants to purchase up to 14,286 shares of the Company's common stock at an exercise price of $7.00 per share for $1,000. The warrants were exercised in February 1996.

In connection with a loan and security agreement executed in March 1993, the Company issued warrants to purchase up to 4,286 shares of the Company's common stock at an exercise price of $3.50 per share. These warrants were exercised in June 1996.

The Company currently has no outstanding warrants.

                               ACT Networks, Inc.

7. PRODUCT DEVELOPMENT AGREEMENT

In 1994, the Company executed a product development agreement with Promon Technical Services, Inc. (PTS) a company under the control of Promon International, Inc., a significant shareholder. The deemed fair value of the contracted development effort was estimated to be approximately $350,000. Of the $350,000 development contract $50,000 was recorded as research and development expense in the year ended June 30, 1994, and the remaining $300,000 was recorded as a contra-equity account to be charged to research and development expense over the development period. For the year ended June 30, 1995, the Company charged $255,000 of the $300,000 to research and development expense based on the efforts expended during the year. The remaining $45,000 was charged to research and development in the year ended June 30, 1996.

8. COMMITMENTS

The Company leases its office, manufacturing facility and certain equipment under noncancelable lease agreements. The office and manufacturing facility lease is subject to annual increases based on the Consumer Price Index. Future minimum lease payments are as follows:

          FISCAL YEAR ENDED JUNE 30
          -------------------------
                    1997                               $  637,014
                    1998                                  656,387
                    1999                                  660,443
                    2000                                   71,543
                    2001                                   71,543
                                                       ==========
                                                       $2,096,930
                                                       ==========

Rental expense under operating leases was $491,832, $537,000 and $240,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

                               ACT Networks, Inc.

9. EMPLOYEES' RETIREMENT PLAN

In 1994, the Company established a 401(k) Plan (the Plan) covering substantially all of its full-time employees. Employees may make voluntary contributions to the Plan. The Company may voluntarily contribute a percentage of the employee's contribution, at its discretion, subject to certain limitations. The Company made no contributions to the Plan during the years ended June 30, 1996, 1995 and 1994.

10. STOCKHOLDERS' EQUITY

In March 1995, the Board approved "reincorporation" in Delaware and a one-for-seven reverse stock split of the Company's common stock. All share and per share data has been adjusted retroactively to reflect the reverse stock split.

In May 1995, the Company completed an initial public offering of 2,905,000 shares of the Company's unissued common stock and 200,000 shares of its outstanding common stock being offered by certain selling shareholders at $13.00 per share. In connection with the offering all previously outstanding preferred stock was automatically converted into common stock based on the appropriate conversion ratios.

In June 1996, the Company completed a secondary public offering of 1,510,000 shares of the Company's unissued common stock and 1,490,000 shares of its outstanding common stock being offered by certain selling shareholders at $38.00 per share.

                               ACT Networks, Inc.

11. GEOGRAPHIC INFORMATION

Information about the Company's operations in the United States and Canada is as follows:

                                                     YEAR ENDED JUNE 30
                                           1996             1995           1994
                                        -------------------------------------------

Sales to unaffiliated customers:
   United States                        $25,647,700     $20,566,247     $12,653,782
   Canada                                 2,757,044               -               -
Transfers between geographic areas:
   United States                            254,134               -               -
   Canada                                   975,910               -               -
Adjustments and eliminations             (1,230,334)              -               -
                                        -------------------------------------------
Total revenues                          $28,404,454     $20,566,247     $12,653,782
                                        ===========================================

Operating profit (loss):
   United States                        $(7,219,838)    $ 1,215,331     $   481,650
   Canada                                   877,933               -               -
Adjustments and eliminations               (309,858)              -               -
                                        -------------------------------------------
Total operating profit (loss)           $(6,651,763)    $ 1,215,331     $   481,650
                                        ===========================================

                               ACT Networks, Inc.

11. GEOGRAPHIC INFORMATION (CONTINUED)

Operating profit (loss) represents total revenue less operating expenses directly attributable to each geographic area and does not include interest and other income or interest expense. Included in the operating loss for the United States is a write-off of in-process research and development of $5,600,000 for the year ended June 30, 1996. Intercompany sales and transfers are recorded at cost plus a normal mark up.

Information about the Company's identifiable assets in each geographic area is as follows:

                                          YEAR ENDED JUNE 30
                                        1996              1995
                                     -----------------------------

Identifiable assets:
   United States                     $86,059,199       $40,816,429
   Canada                              3,395,966                 -
Adjustments and eliminations          (1,144,019)                -
                                     -----------------------------
Total identifiable assets            $88,311,146       $40,816,429
                                     =============================

Identifiable assets are those assets of the Company that are identified with the operations in each geographic area. Canada's identifiable assets include accounts receivable of approximately $1,232,505 at June 30, 1996 denominated in foreign currencies.

                               ACT Networks, Inc.

12. QUARTERLY OPERATING DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations:

                                                        QUARTER
                                    ------------------------------------------------
                                     FIRST      SECOND*        THIRD        FOURTH
                                    ------------------------------------------------
                                         (In Thousands Except Per Share Data)

Year ended June 30, 1996:
   Net sales                        $ 5,102      $ 6,167       $ 8,030       $ 9,105
   Gross profit                       2,642        2,476         4,143         5,128
   Net income (loss)                   (211)      (6,656)          395           745
                                    ------------------------------------------------
   Net income (loss) per share      $ (0.03)     $ (0.92)      $   .05       $   .09
                                    ================================================


                                                       QUARTER
                                    ------------------------------------------------
                                     FIRST       SECOND        THIRD        FOURTH
                                    ------------------------------------------------
                                         (In Thousands Except Per Share Data)

Year ended June 30, 1995:
   Net sales                        $ 4,411      $ 4,877       $ 5,535       $ 5,743
   Gross profit                       2,415        2,726         3,090         3,090
   Net income                           171          216           317           558
                                    ------------------------------------------------
   Net income per share             $  0.04       $ 0.05       $  0.07       $  0.09
                                    ================================================

*Included in the Company's net loss for the second quarter of 1996 is a $5,600,000 charge due to the write-off of in-process research and development purchased in connection with the acquisition of Presticom (see Note 2).

                               ACT NETWORKS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         Three years ended June 30, 1996

                                                                 Additions              Deductions
                                                           ------------------------     ----------
                                                                         Charged to       Amounts
                                                                           Other        Charged to
                                            Balance at     Charged to     Accounts      Reserve Net     Balance at
                                           Beginning of    Costs and     (Primarily       of Re-          End of
                                              Period        Expense     Gross Sales)    instatement       Period

Year ended June 30, 1994
   Reserves and allowances deducted
      from asset accounts:
        Allowance for doubful items         $  59,452       $36,445       $      -       $ 39,341        $ 56,556
         Other  (sales return reserve)         45,760             -              -         45,760               -
                                            ---------       -------       --------       --------        --------
                                             $105,212       $36,445       $      -       $ 85,101        $ 56,566
                                             --------       -------       --------       --------        --------
Year ended June 30, 1995
   Reserves and allowance deducted
      from asset accounts
        Allowance for doubful items         $  56,566       $ 4,132       $      -       $ (2,312)       $ 63,000
                                            ---------       -------       --------       --------        --------
Year ended June 30, 1996
   Reserves and allowance dedcuted
      from asset accounts
        Allowance for doubful items         $  63,000       $20,000       $      -       $ 20,000        $ 63,000
         Other (sales return reserve)               -             -        425,000        201,000         224,000
                                            ---------       -------       --------       --------        --------
                                            $  63,000       $20,000       $425,000       $221,000        $287,000
                                            ---------       -------       --------       --------        --------