Form 10-Q
period 1996-09-30
ACT NETWORKS INC
filed 1996-11-13
CIK 942132

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

              FORMER NAME, FORMER ADDRESS AND FORMER THREE MONTHS,
                  IF CHANGED SINCE LAST REPORT: Not Applicable

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

INDICATED BY A CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

         YES                 NO
             ---                ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

AS OF NOVEMBER 8, 1996, THERE WERE 9,141,065 SHARES OF COMMON STOCK OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                TABLE OF CONTENTS

                                                                                              PAGE
PART I.       FINANCIAL INFORMATION                                                         NUMBER

              Item 1.   Financial Statements

                                Condensed Consolidated Balance Sheets as of
                                September 30, 1996 and June 30, 1996......................       3

                                Condensed Consolidated Statements of Operations
                                for the Three Month Periods Ended
                                September 30, 1996 and 1995...............................       4

                                Condensed Consolidated Statements
                                of Cash Flows for the Three Month Periods Ended
                                September 30, 1996 and 1995...............................       5

                                Notes to Condensed Consolidated
                                Financial Statements......................................       6

              Item 2.   Management's Discussion and Analysis of
                        Financial Condition and Results of Operations.....................       7

PART II.      OTHER INFORMATION

              Item 1    Legal Proceedings.................................................      11

              Item 2    Changes in Securities.............................................      11

              Item 3    Defaults upon Senior Securities...................................      11

              Item 4    Submission of Matters to a Vote of Securityholders................      11

              Item 5    Other Information.  Risk Factors..................................      11

              Item 6.   Exhibits and Reports on Form 8-K..................................      18

SIGNATURE.................................................................................      21

EXHIBIT INDEX.............................................................................      22

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                               ACT NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                             SEPTEMBER 30,         JUNE 30,
                                                                 1996                1996
                                                             --------------------------------
                                                              (unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                 $ 73,098,232        $ 70,374,310
   Accounts receivable, less allowances of $287,000
      in September and June                                     9,351,958           9,656,679
   Accounts receivable from stockholder                           208,995             205,274
   Inventory                                                    8,302,441           7,409,459
   Prepaid expenses                                               844,091             599,765
   Deposits                                                        73,629              65,659
                                                             --------------------------------
Total current assets                                           91,879,346          88,311,146
Plant, equipment and other improvements:
   Machinery and equipment                                      3,559,090           3,017,720
   Furniture and fixtures                                         380,464             379,386
   Computer software                                              871,384             801,643
   Leasehold improvements                                         533,959             528,527
                                                             --------------------------------
                                                                5,344,897           4,727,276

   Accumulated depreciation and amortization                    2,559,665           2,248,926
                                                             --------------------------------
                                                                2,785,232           2,478,350
Goodwill                                                        1,809,112           1,882,455
Other assets                                                    1,078,370           1,178,565
                                                             --------------------------------
Total assets                                                 $ 97,552,060        $ 93,850,516
                                                             ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          $  3,113,469        $  2,121,933
   Accrued expenses                                               785,026             639,746
   Accrued vacation                                               353,599             334,635
   Accrued commissions                                            126,255             143,243
   Income taxes payable                                         1,516,752             245,241
   Deferred income taxes                                           79,641              78,803
                                                             --------------------------------
Total current liabilities                                       5,974,742           3,563,601

Long-term debt                                                     53,160             147,294

Stockholders' equity:
   Common stock and additional paid-in capital;
       $.001 par value:
      Authorized - 40,000,000
       Issued and outstanding - 9,130,516 in September
       and 9,117,329 in June                                   98,228,717          98,175,394
   Accumulated deficit                                         (6,704,559)         (8,035,773)
                                                             --------------------------------
Total stockholders' equity                                     91,524,158          90,139,621
                                                             --------------------------------
Total liabilities and stockholders' equity                   $ 97,552,060        $ 93,850,516
                                                             ================================

                             See accompanying notes.

                               ACT Networks, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                          -------------
                                                     1996              1995
                                                 -----------------------------

Net sales                                        $10,168,945       $ 5,101,782

Expenses:
   Cost of goods sold                              4,450,943         2,642,331
   Research and development                        1,545,949         1,037,496
   Sales and marketing                             2,223,280         1,406,039
   General and administrative                        995,714           600,218
                                                 -----------------------------
                                                   9,215,886         5,686,084
                                                 -----------------------------
Income (loss) from operations                        953,059          (584,302)

Other:
   Interest and other income, net                    841,290           373,800
                                                 -----------------------------

Income (loss) before income taxes                  1,794,349          (210,502)
Provision for income taxes                           503,724                --
                                                 -----------------------------
Net income (loss)                                $ 1,290,625       $  (210,502)
                                                 =============================

Net income (loss) per share                      $      0.13       $     (0.03)
                                                 =============================
Shares used in computing net income (loss)
  per share                                        9,983,377         7,734,957
                                                 =============================

                             See accompanying notes

                               ACT Networks, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 1996                1995
                                                             --------------------------------

OPERATING ACTIVITIES
Net income (loss)                                            $  1,290,625        $   (210,502)
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization                                401,777             192,829
     Changes in operating assets and liabilities:
         Accounts receivable                                      301,000          (1,166,029)
         Inventory                                               (892,982)         (2,079,673)
         Prepaid expenses and deposits                           (252,326)           (163,426)
         Accounts payable, accrued expenses and
             income taxes payable                               2,411,170             788,778
                                                             --------------------------------
Net cash provided by (used in) operations                       3,259,264          (2,638,023)

INVESTING ACTIVITIES
Purchase of plant, equipment and other fixed assets              (617,620)           (606,744)
Other assets                                                       82,500              50,151
                                                             --------------------------------
Net cash used in investing activities                            (535,120)           (556,593)

FINANCING ACTIVITIES
Stock warrants and options                                         53,323              10,132
Repayment of notes payable                                        (94,134)                 --
                                                         ------------------------------------
Net cash (used in) provided by financing activities               (40,811)             10,132
Translation adjustment                                             40,589
                                                        -------------------------------------

Net increase (decrease) in cash                                 2,723,922          (3,184,484)
Cash and cash equivalents at beginning of the period           70,374,310          30,546,278
                                                        -------------------------------------
Cash and cash equivalents at end of the period               $ 73,098,232        $ 27,361,794
                                                         ====================================

                             See accompanying notes

                               ACT NETWORKS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain June 30, 1996 Balance Sheet items have been reclassified to conform with the September 30, 1996 presentation.

2.       INVENTORIES

The components of inventory consist of the following:

                                               September 30, 1996        June 30, 1996
                                               ------------------        -------------
Purchased parts ............................       $4,066,880              $3,629,460
Sub-assemblies; finished goods..............        4,235,561               3,779,999
                                                   ----------              ----------
                                                   $8,302,441              $7,409,459
                                                   ----------              ----------

3.       NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants (using the modified treasury stock method) have been included in the computation when dilutive.

4.       INCOME TAXES

The provision for income taxes for the three months ended September 30, 1996 totaled approximately $504,000. There was no provision for income taxes for the three months ended September 30, 1995. The provision for income taxes differs from the federal statutory rate due primarily to the foreign income taxes related to the Company's Canadian subsidiary and to reductions in the valuation allowance attributable to the use of federal and state net operating losses carried forward from previous periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report contains forward-looking statements that involve a number of risks and uncertainties including, without limitation, those set forth in the "Risk Factors" section under "Other Information". The Company's actual results may differ materially from any future performance discussed in the forward-looking statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

         ACT was founded in May 1987 to design, manufacture and market wide area network communication products incorporating advanced compression and integration technologies. Until September 1988, the Company was primarily engaged in research and development. In the first quarter of 1989, the Company shipped its first integrated product, a point-to-point multiplexed designed for use on a voice-band analog circuit. In the first quarter of 1991, the Company began shipping a point-to-point integrated multiplexed designed for use over digital leased lines. In the first quarter of 1993, the Company introduced its integrated Frame Relay access product.

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

         Sales to customers outside of North America accounted for approximately 70%, 66% and 63% of the Company's net sales for the fiscal years ended June 30, 1994, 1995 and 1996, respectively, and approximately 78% for the three months ended September 30, 1996. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. In addition, the Company believes that a majority of its sales to customers inside North America represent sales of products which are used or resold in markets outside of North America. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, problems and delays in collecting accounts receivable and economic downturns in foreign markets. A significant number of the Company's products are sold or installed in countries, including several in South America, where political or economic issues could adversely affect the purchasing decision of the customer. In addition, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

         A small number of customers have historically accounted for a substantial portion of the Company's net sales. The Company's five largest customers accounted for 43% and 46% of net sales for the fiscal years ended June 30, 1995 and 1996, respectively, and 39% for the three months ended September 30, 1996. Any reduction, delay or change in orders from such customers could have a material adverse effect on the

Company's business.

RESULTS OF OPERATIONS

         The following table sets forth for the years indicated, the percentages of net sales represented by each item in the Company's statement of operations.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                1996          1995
                                                ----          ----

Net sales ........................              100.0%        100.0%
Cost of goods sold ...............               43.8          51.7
                                               ------        ------
Gross profit .....................               56.2          48.3
Operating expenses:
   Research and development ......               15.2          20.3
   Sales and marketing ...........               21.9          27.6
   General and administrative.....                9.8          11.8
                                               ------        ------
Total operating expenses .........               46.9          59.7
                                               ------        ------
Income (loss) from operations.....                9.4         (11.4)
Net interest and other income.....                8.3           7.3
                                               ------        ------
Income (loss) before taxes .......               17.6          (4.1)
Provision for income taxes .......                5.0          --
                                               ------        ------
Net income (loss) ................               12.7          (4.1)
                                               ------        ------

Net sales

         Net sales increased 99.3% to $10.2 million for the three months ended September 30, 1996 from $5.1 million for the three months ended September 30, 1995. The increase was primarily due to increased sales of the Company's Frame Relay products. In addition, products produced by the Company's Canadian subsidiary accounted for $1.8 million, or 35.6%, of the increase in net sales. Net sales of Frame Relay products were $9.3 million and $3.0 million for the three months ended September 30, 1996 and September 30, 1995, respectively. Net sales of point-to-point products increased to $0.7 million for the three months ended September 30, 1996 from $0.4 million for the three months ended September 30, 1995. While the Company anticipates that point-to-point products will be a declining portion of its product mix, during the current period, a significant and non-recurring order for point-to-point equipment was delivered and future potential sales of large point-to-point networks, if any, could continue to contribute to variability in net sales from quarter to quarter. Net sales of OEM products decreased to $0.1 million for the three months ended September 30, 1996 from $1.7 million for the three months ended September 30, 1995. The decrease in OEM shipments was primarily due to unusually large orders received from Scientific Atlanta in the prior year period. The Company did not ship any OEM voice cards to Scientific Atlanta in the three months ended September 30, 1996 and is currently in discussions with Scientific Atlanta to change its relationship from that of a product supplier to that of a technology licensor. As such, the Company believes revenues from Scientific Atlanta will be significantly lower in fiscal 1997 than those in fiscal 1996.

Gross Profit

         Gross profit represents net sales less the cost of goods sold, which includes cost of materials, manufacturing overhead costs and direct labor expenses. The Company's gross profit was $5.7 million, or 56.2% of net sales, for the three months ended September 30, 1996 compared to $2.5 million, or 48.3% of net sales, for the three months ended September 30, 1995. This increase in gross profit as a percentage of sales was primarily attributable to an increase in Frame Relay product sales and a decrease in sales of OEM products which typically sell at a lower gross margin. In the future, gross profit may be affected by price competition and discounts, product mix, product configuration, changes in unit volume, cost of components and manufacturing and other factors.

Operating Expenses

Research and development. Research and development expense increased to $1.5 million, or 15.2% of net sales, for the three months ended September 30, 1996 from $1.0 million, or 20.3% of net sales, for the three months ended September 30, 1995. These increases were primarily attributable to the cost of personnel for the development of new products and enhancement of existing products, which increased to approximately $1.0 million from approximately $0.7 million during the preceding comparable period. Other material components of the increase in research and development expense were consultant fees, the cost of materials and depreciation expense. While the actual amount expended will depend upon a variety of factors, the Company anticipates increasing research and development expenses in the near term.

Sales and marketing. Sales and marketing expense increased to $2.2 million, or 21.9% of net sales, for the three months ended September 30, 1996 from $1.4 million, or 27.6% of net sales, for the three months ended September 30, 1995. This dollar increase was primarily attributable to the addition of personnel and increased marketing activities. The Company anticipates continuing to add sales personnel and increasing sales and marketing expenses in the near term.

General and administrative. General and administrative expense increased to $1.0 million, or 9.8% of net sales, for the three months ended September 30, 1996 from $0.6 million, or 11.8% of net sales, for the three months ended September 30, 1995. While the dollar amount of general and administrative expense increased, the Company was able to reduce expense as a percentage of sales due primarily to an increase in net sales without a commensurate increase in general and administrative expense. General and administrative expense will be impacted by approximately $300,000 per year for seven years commencing November 30, 1995 due to amortization of goodwill associated with the acquisition of Presticom.

         The Company expects to continue to expand its operations, resulting in potentially substantial dollar increases in each category of operating expenses. The Company's operating results and net income will be adversely affected to the extent that net sales and gross profits do not increase sufficiently to offset such increased expenses.

Net interest and other income (expense)

         Net interest income was $841,290 for the three months ended September 30,1996 compared to net interest income of $373,800 for the three months ended September 30, 1995. This change was primarily attributable to interest received on the proceeds from the Company's secondary public offering in June 1996.

Income Taxes

         The provision for income taxes for the three months ended September 30, 1996 totaled approximately $504,000. There was no provision for income taxes for the three months ended September 30, 1995. The provision for income taxes differs from the federal statutory rate due primarily to the foreign income taxes related to the Company's Canadian subsidiary and to reductions in the valuation allowance attributable to the use of federal and state net operating losses carried forward from previous periods. A portion of future reductions in the valuation allowance attributed to tax deductions related to the exercise of stock options will be recorded in equity and will not be reflected as a reduction in the tax provision. Subject to certain limitations, the Company has a research and development tax credit carryforward and federal and state operating loss carryforwards, a portion of which it expects to apply against its tax liability for fiscal 1997. If the Company generates profits, the net operating loss carryforwards and research and development tax credit carryforward will be utilized and the Company's effective tax rates will increase.

Inflation/Accounting Pronouncements

         Although management cannot accurately anticipate the effect of inflation on its operations, to date inflation has not had a material effect on product sales or results of operations. There are no recently issued accounting pronouncements that management believes will have a significant impact on operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations primarily from the sale of stock, borrowings from investors, borrowings under a bank facility and sales of the Company's products. Net proceeds from the sale of Common Stock in the Company's secondary offering in June 1996 were approximately $53.7 million. For the three months ended September 30, 1996, the Company's operating activities provided cash of approximately $3.2 million. At September 30, 1996, the Company had approximately $85.9 million in working capital, including $73.1 million in cash and cash equivalents.

         Capital expenditures relating primarily to the purchase of computer equipment, test equipment, computer software and leasehold improvements amounted to approximately $0.6 million for the three months ended September 30, 1996. The Company currently has no material commitments for capital expenditures. However, the Company anticipates spending between $2.0 million and $3.0 million during the next 12 months to acquire test equipment, computer equipment, and tooling.

         The Company has a loan and security agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank"), which provides for aggregate borrowings up to a maximum of $3,000,000. Under the Loan Agreement, the Company may borrow up to the lesser of $3,000,000 or 75% of eligible accounts receivable (the "Line of Credit"). The Line of Credit expires July 5, 1997. At September 30, 1996 there was no outstanding balances under the Line of Credit. Interest on the Line of Credit is payable monthly at a rate equal to the Bank's prime rate, which was
8.25 % at September 30, 1996, plus 1.5%. The Loan Agreement provides for the issuance of letters of credit in an aggregate amount outstanding up to $500,000. Letters of credit outstanding reduce the amount available under the Line of Credit. At September 30, 1996 and September 30, 1995, no letters of credit were outstanding.

         The Loan Agreement contains certain covenants that, among other things, require the Company to maintain certain financial ratios and limit the Company's ability to obtain certain forms of additional debt to repurchase the Company's stock and pay dividends. The Company believes that available cash, together with amounts available under its credit facilities and internally generated cash flow, will be adequate to satisfy its capital requirements for at least the next twelve months.

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

          The Company expects substantial additional competition from existing competitors and from a number of other companies which may enter the Company's existing or future markets. Many of the Company's current and potential competitors have substantially greater name recognition and financial, marketing, technical and other resources than the Company. Many of these companies sell directly to end-users, which the Company believes may provide a competitive edge over the Company when marketing either similar products or alternative networking solutions. Consolidations in the industry, such as the acquisition of StrataCom by Cisco Systems Inc. and MICOM by Northern Telecom Limited, could enhance the capabilities of the Company's competitors. There can be no assurance that the Company will be able successfully to compete against either current or potential competitors or that competition will not have a material adverse effect on the Company's business, operation results and financial condition.

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

          Customer Concentration. A small number of customers have historically accounted for a substantial portion of the Company's net sales. In particular, Scientific Atlanta accounted for approximately 17% and 0% of the Company's net sales for the fiscal year ended June 30, 1996 and the three months ended September 30, 1996, respectively. In addition, Stratacom and Impsat accounted for 7% and 10% of the Company's net sales for the fiscal year ended June 30, 1996 and 3% and 5% for the three months ended September 30, 1996, respectively. The Company's five largest customers accounted for 46% and 39% of the Company's net sales for the fiscal year ended June 30, 1996 and the quarter ended

September 30, 1996, respectively. There can be no assurance that a major customer will not reduce or delay the amount of products ordered from the Company or significantly change the terms upon which the Company and such customer do business. Any such reduction, delay or change could have a material adverse effect on the Company's business. In general, the Company's major customers either sell or deploy the Company's products outside the United States, which subjects the Company to a variety of other risks. See "International Sales, Tariffs and Regulatory Matters."

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

          International Sales, Tariff and Regulatory Matters. Sales of the Company's products to customers outside of North America accounted for approximately 66% and 63% of the Company's net sales for the fiscal years ended June 30, 1995 and June 30, 1996, respectively, and 78% for the three months ended September 30, 1996. In addition, the Company believes that a majority of its sales to customers inside North America represent sales of products which are used or resold in markets outside of North America. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, potentially adverse tax consequences and problems in collecting accounts receivable. A significant number of the Company's products are sold or installed in countries, including several in South America, where political or economic issues could adversely affect the purchasing decision of the customer. Although the Company's sales are currently denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Furthermore, future international activity may result in foreign currency denominated sales and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. The financial stability of foreign markets could also affect the Company's international sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"

          Rates for telecommunications services are governed by tariffs of licensed carriers that are subject to regulatory approval. Future changes in these tariffs could have a material adverse effect on the Company's business. For example, should tariffs for public switched digital services increase in the future relative to tariffs for private leased services, the cost-effectiveness of certain of the Company's products would be reduced, and its business and results of operations could be adversely affected. In addition, the Company's products must meet standards and receive certification for connection with the public telecommunications networks of a country prior to their sale in such country. In the United States, for example, the Company's products must comply with certain regulations promulgated by the Federal Communications Commission, and to date all of the Company's products have so complied. The Company's products must also be certified by domestic telecommunications carriers. In foreign countries, the Company's products are subject to a wide variety of governmental review and certification requirements. From time to time, foreign governments have altered certification or regulatory requirements which has adversely impacted the Company's ability to sell products in such markets. Any future inability to obtain on a timely basis or retain domestic certificate or foreign regulatory approvals could have a material adverse effect on the Company's business, operating results and financial condition.

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

          The Company's sales through OEMs who purchased custom products for the fiscal years ended June 30, 1995 and 1996 accounted for approximately 9.0% and 17.7%, respectively, of the Company's net sales and 1.5% for the three months ended September 30, 1996. The Company does not classify private label sales of standard products as OEM sales. In fiscal 1995 and 1996, virtually all of the Company's OEM sales were generated by sales of custom voice cards to Scientific Atlanta for use in its satellite based communication system. The Company believes its OEM voice card sales will continue to be significantly lower in fiscal year 1997. None of the OEMs have contracts with the Company which require the OEMs to purchase any products. The Company's OEM and private label business is subject to risks such as contract termination, products developed by a third party or by the third party's internal development team, change in corporate ownership, business direction or product mix by the third party, and assumption of manufacturing rights by the third party. There can be no assurance that these factors will not adversely affect the Company's business, operating results and financial condition.

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

          Forward-Looking Statements. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include the Company's projections of the product mix of future revenues; increase in the level of expenses; and the sufficiency of capital resources under "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements are only predictions and actual events or results may differ materially as a result of the risk factors discussed above and the risks associated with: the possibility that the market for Frame Relay products will not continue to develop or that the Company's products and capabilities will not address emerging market needs; the effect of increased competition; changing technologies and new product developments; integration of products and technologies; product obsolescence; the loss of significant customers; and changes in revenues and expenses resulting in fluctuations in quarterly results.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

                 .(a)  EXHIBITS:

Exhibit No.

3.1 Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

3.2 Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 33-90394

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

10.5          Form of Indemnification Agreement. Incorporated by reference to
              Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.6 1987 Stock Option Plan (the "1987 Plan"). Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.7 1993 Stock Option Plan as amended (the "1993 Plan"). Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.8 Form of Notice of Grant of Stock Option generally used in connection with the 1993 Plan. Incorporated by reference to
              Exhibit 10.12 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.9 Form of 1993 Stock Option Agreement generally used in connection with the 1993 Plan. Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.10 Form of 1993 Stock Purchase Agreement generally used in connection with the 1993 Plan. Incorporated by reference to
               Exhibit 10.14 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.11* Cooperation and Supply Agreement dated as of November 19, 1993 by and between StrataCom, Inc. and the Company. Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.12 Technical Information Escrow Agreement dated July 18, 1994 by and between StrataCom, Inc., the Indianapolis Vault Company and the Company. Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.13 Memorandum of Agreement dated January 19, 1995 by and between the Company, Promon International, Inc. and Pacific Technology Fund. Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.14 Shareholder Rights Agreement dated as of April 23, 1992, as amended by Amendment No. 1 to Shareholder Rights Agreement dated as of August 11, 1992, Amendment No. 2 to Shareholder Rights Agreement dated as of October 19, 1992, Amendment No. 3 to Shareholder Rights Agreement dated as of December 18, 1992, Amendment No. 4 to Shareholder Rights Agreement dated as of March 15, 1993, Amendment No. 5 to Shareholder Rights Agreement dated as of November 16, 1993, and Amendment No. 6 to Shareholder Rights Agreement dated as of December 15, 1994. Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.15 Virtual DAMA Agreement dated December 31, 1993, by and between the Company and Promon Technical Services, Inc., as amended. Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.16         1995 Stock Option/Stock Issuance Plan (the "1995 Plan").
              Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.17 Form of Stock Option Agreement generally used in connection with the Discretionary Option Grant Program of the 1995 Plan. Incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.18 Form of Addendum to Stock Option Agreement (Limited Stock Appreciation Right). Incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.19 Form of Addendum to Stock Option Agreement (Involuntary Termination Following Change of Control). Incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.20 Form of Addendum to Stock Option Agreement (Special Tax Elections). Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.21 Form of Automatic Stock Option Agreement. Incorporated by reference to Exhibit 99.9 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.22 Form of Stock Issuance Agreement generally used in connection with the Discretionary Option Grant Program of the 1995 Plan. Incorporated by reference to Exhibit 99.10 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.23 Form of Addendum to Stock Issuance Agreement (Involuntary Termination Following Change of Control). Incorporated by reference to Exhibit 99.11 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.24 Form of Addendum to Stock Issuance Agreement (Special Tax Elections). Incorporated by reference to Exhibit 99.12 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.25         Employee Stock Purchase Plan. Incorporated by reference to Exhibit
              99.13 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.26         The Share Purchase Agreement By and Among the Company, Canada Inc.
              and Certain Presticom Stockholders, dated as of November 24, 1995. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated November 30, 1995.

10.27 License Agreement dated May 8, 1996, by and between the Company and SkyData, Inc. Incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-3, Registration No. 333-04183.

11.1          Statement Regarding Computation of Earnings Per Share.

27.1          Financial Data Schedule.

* The Company has received confidential treatment for portions of this document previously filed with the Commission.

       (b)    REPORTS ON FORM 8-K:

              No reports on Form 8-K were filed during the quarter ended September 30, 1996

                                    SIGNATURE

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized

Date: November 13, 1996             ACT NETWORKS, INC.




                                    /s/ Melvin L Flowers
                                    --------------------
                                    Melvin L. Flowers
                                    Vice President, Finance and Administration,
                                    and Chief Financial Officer

                                    (Duly Authorized Officer and Principal
                                    Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.

11.1           Statement Regarding Computation of Earnings Per Share.

27.1           Financial Data Schedule.