Form 10-Q
period 1996-12-31
ACT NETWORKS INC
filed 1997-02-14
CIK 942132

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 388-2474
--------------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER SIX MONTHS, IF CHANGED SINCE LAST REPORT:
Not Applicable


INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES [X]     NO [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

INDICATED BY A CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

                                 YES [ ]     NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

AS OF FEBRUARY 10, 1997, THERE WERE 9,192,027 SHARES OF COMMON STOCK
OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                               TABLE OF CONTENTS


                                                                                                                PAGE
PART I.           FINANCIAL INFORMATION                                                                         NUMBER
                  Item 1.           Financial Statements

                                            Consolidated Balance Sheets as of
                                            December 31, 1996 and June 30, 1996...................................3

                                            Consolidated Statements of Operations
                                            for the Six Month Periods Ended
                                            December 31, 1996 and 1995............................................4

                                            Consolidated Statements
                                            of Cash Flows for the Six Month Periods Ended
                                            December 31, 1996 and 1995............................................5

                                            Notes to Condensed Consolidated
                                            Financial Statements..................................................6

                  Item 2.           Management's Discussion and Analysis of
                                    Financial Condition and Results of Operations.................................8

PART II.          OTHER INFORMATION

                  Item 1            Legal Proceedings............................................................13

                  Item 2            Changes in Securities........................................................13

                  Item 3            Defaults upon Senior Securities..............................................13

                  Item 4            Submission of Matters to a Vote of Securityholders...........................13

                  Item 5            Other Information.  Risk Factors.............................................14

                  Item 6.           Exhibits and Reports on Form 8-K.............................................21

SIGNATURE........................................................................................................24

EXHIBIT INDEX....................................................................................................25

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               ACT NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,          JUNE 30,
                                                                             1996              1996
                                                                       ------------------------------------
                                                                          (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                               $ 70,869,413     $ 70,374,310
   Accounts receivable, less allowances of $287,000
      in December and June                                                   12,308,744        9,861,953
   Inventory                                                                  8,335,963        7,409,459
   Prepaid expenses                                                             883,759          599,765
   Deposits                                                                     214,764           65,659
                                                                       ------------------------------------
Total current assets                                                         92,612,643       88,311,146
Plant, equipment and other improvements:
   Machinery and equipment                                                    4,488,479        3,017,720
   Furniture and fixtures                                                       446,122          379,386
   Computer software                                                          1,046,025          801,643
   Leasehold improvements                                                       533,649          528,527
                                                                       ------------------------------------
                                                                              6,514,275        4,727,276
   Accumulated depreciation and amortization                                  2,957,835        2,248,926
                                                                       ------------------------------------
                                                                              3,556,440        2,478,350
Goodwill                                                                      1,970,883        1,882,455
Other assets                                                                    979,161        1,178,565
                                                                       ------------------------------------
Total assets                                                               $ 99,119,127     $ 93,850,516
                                                                       ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                         $ 1,982,534      $ 2,121,933
   Accrued expenses                                                           1,958,908          639,746
   Accrued vacation                                                             353,599          334,635
   Accrued commissions                                                          132,734          143,243
   Income taxes payable                                                       1,078,805          245,241
   Deferred income taxes                                                         78,406           78,803
                                                                       ------------------------------------
Total current liabilities                                                     5,584,986        3,563,601

Long-term debt                                                                                   147,294

Stockholders' equity:
   Common stock and additional paid-in capital; $.001 par value:
      Authorized - 40,000,000
       Issued and outstanding 9,151,822 in December
       and 9,117,329 in June                                                 99,119,242       98,175,394
   Accumulated deficit                                                       (5,585,101)      (8,035,773)
                                                                       ------------------------------------
Total stockholders' equity                                                   93,534,141       90,139,621
                                                                       ------------------------------------
Total liabilities and stockholders' equity                                 $ 99,119,127     $ 93,850,516
                                                                       ====================================

                            See accompanying notes.

                               ACT Networks, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)


                                           THREE MONTHS ENDED DECEMBER 31,          SIX MONTHS ENDED DECEMBER 31,
                                         ------------------------------------      ----------------------------------
                                                1996               1995               1996              1995
                                         ----------------------------------------------------------------------------
Net sales                                     $ 11,904,123     $    6,167,103       $ 22,073,068    $   11,268,885

Expenses:
   Cost of goods sold                            5,213,846          3,691,219          9,664,789         6,333,550
   Research and development                      1,767,243          1,241,465          3,313,192         2,278,961
   Sales and marketing                           2,319,393          1,752,413          4,542,673         3,158,452
   General and administrative                    1,165,946            806,818          2,161,660         1,407,036
   In-process research and
     development                                   700,746          5,600,000            700,746         5,600,000
                                         ----------------------------------------------------------------------------
                                                11,167,174         13,091,915         20,383,060        18,777,999
                                         ----------------------------------------------------------------------------
Income (loss) from operations                      736,949         (6,924,812)         1,690,008        (7,509,114)

Other:
   Interest and other income, net                  838,297            307,918          1,679,587           681,718
                                         ----------------------------------------------------------------------------
Income (loss) before income taxes                1,575,246         (6,616,894)         3,369,595        (6,827,396)
Provision for income taxes                         460,466             39,430            964,190            39,430
                                         ============================================================================
Net income (loss)                        $       1,114,780       $ (6,656,324)       $ 2,405,405    $   (6,866,826)
                                         ============================================================================
Net income (loss) per share              $            0.11       $      (0.92)       $      0.24    $        (0.96)
                                         ============================================================================
Shares used in computing net income
  (loss) per share                              10,052,069          7,206,296         10,022,022         7,164,184
                                         ============================================================================

                             See accompanying notes

                               ACT Networks, Inc.
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                    SIX MONTHS ENDED
                                                                      DECEMBER 31,
                                                         --------------------------------------
                                                                1996               1995
                                                         --------------------------------------
 OPERATING ACTIVITIES
 Net income (loss)                                            $ 2,405,405       $ (6,866,825)
 Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation and amortization                               865,362            455,163
      Write-off of in-process research and
        development                                               700,746          5,600,000
      Changes in operating assets and liabilities:
         Accounts receivable                                   (2,442,917)        (1,402,738)
         Inventory                                               (859,268)        (1,407,598)
         Prepaid expenses and deposits                           (425,875)          (194,389)
         Accounts payable, accrued
            expenses and income taxes payable                   2,013,270           (634,166)
                                                         --------------------------------------
 Net cash (used in) provided by operations                      2,256,723         (4,450,553)

 INVESTING ACTIVITIES
 Increase in short-term investments                                               (6,923,887)
 Purchase of fixed assets                                      (1,758,413)        (1,076,840)
 Acquisition of DeltaComm Corporation                            (219,033)
 Acquisition of Presticom, Inc.                                                   (6,880,470)
 Other assets                                                     164,005             59,316
                                                         --------------------------------------
 Net cash used in investing activities                         (1,813,441)       (14,821,881)

 FINANCING ACTIVITIES
 Stock warrants and options                                       303,848             37,526
 Repayment of notes payable                                      (297,294)              (533)
 Research & development deposit                                                       45,000
                                                         --------------------------------------
 Net cash provided by financing activities                          6,554             81,993
 Translation adjustment                                            45,267             (3,644)
                                                         --------------------------------------

 Net (decrease) increase in cash                                  495,103        (19,194,086)
 Cash and equivalents at beginning of the period               70,374,310         30,546,278
                                                         ======================================
 Cash and equivalents at end of the period                   $ 70,869,413       $ 11,352,192
                                                         ======================================


Non-cash equity transaction: The Company issued 22,858 shares of Common Stock with an estimated fair market value of $640,000 as part of the acquisition of DeltaComm Corporation.


                             See accompanying notes

                               ACT NETWORKS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain June 30, 1996 balance sheet items have been reclassified to conform with the December 31, 1996 presentation.


2.       BUSINESS ACQUISITION

On December 16, 1996, the Company acquired all the issued and outstanding shares of DeltaComm Corporation, an Arizona corporation ("DeltaComm"). DeltaComm is a developer of bandwidth-efficient modems with expertise in the satellite communication industry. The aggregate purchase price paid by the Company was approximately $797,000 consisting of $158,000 paid in cash and the issuance of 22,858 shares of common stock of the Company with an estimated fair market value of $640,000. Transaction expenses were approximately $61,000.

The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets and liabilities acquired. Approximately $701,000 of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility and was charged to the Company's operations.


3.       INVENTORIES

The components of inventory consist of the following:

                                         December 31, 1996       June 30, 1996
                                         -----------------       -------------
Purchased parts   ......................   $  4,083,300          $  3,629,460
Sub-assemblies; finished goods..........      4,252,663             3,779,999
                                           ------------          ------------
                                           $  8,335,963          $  7,409,459
                                           ------------          ------------

                               ACT NETWORKS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS(CONTINUED)
                                   (Unaudited)


4.       NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants (using the modified treasury stock method) have been included in the computation when dilutive.


5.       INCOME TAXES

The provision for income taxes for the six months ended December 31, 1996 totaled approximately $964,000. There was no provision for income taxes for the six months ended December 31, 1995. The provision for income taxes differs from the federal statutory rate due primarily to the foreign income taxes related to the Company's Canadian subsidiary and to reductions in the valuation allowance attributable to the use of federal and state net operating losses carried forward from previous periods.

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

GENERAL

         ACT was founded in May 1987 to design, manufacture and market wide area network communication products incorporating advanced compression and integration technologies. In the first quarter of 1989, the Company shipped its first integrated product, a point-to-point multiplexer designed for use on a voice-band analog circuit. In the first quarter of 1991, the Company began shipping a point-to-point integrated multiplexed designed for use over digital leased lines. In the first quarter of 1993, the Company introduced its first integrated Frame Relay access product line (ACTNet). The company introduced its wireless Frame Relay access product line (SkyFrame) in the third quarter of 1995. The multiprotocol data line of products (Netperformer) was acquired in the fourth quarter of 1995 with the acquisition of Presticom.

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

         Sales to customers outside of North America accounted for approximately 66% and 63% of the Company's net sales for the fiscal years ended June 30, 1995 and 1996, respectively, and approximately 76% for the six months ended December 31, 1996. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. In addition, the Company believes that a majority of its sales to customers inside North America represent sales of products which are used or resold in markets outside of North America. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, problems and delays in collecting accounts receivable and economic downturns in foreign markets. A significant number of the Company's products are sold or installed in countries, including several in South America, where political or economic issues could adversely affect the purchasing decision of the customer. In addition, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

         A small number of customers have historically accounted for a substantial portion of the Company's net sales. The Company's five largest customers accounted for 43% and 46% of net sales for the fiscal years ended June 30, 1995 and 1996, respectively, and 37% for the six months ended December 31, 1996. Any reduction, delay or change in orders from such customers could have a material adverse effect on the Company's business.

ACQUISITIONS

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

         In December 1996 the Company acquired all the outstanding shares of DeltaComm Corporation, a developer of bandwidth-efficient modems with expertise in the satellite communications industry. The aggregate purchase price paid by the Company was approximately $797,000 consisting of $158,000 paid in cash and the issuance of 22,858 shares of Common Stock of the Company with an estimated fair market value of $640,000. The Company recorded transaction expenses of approximately $61,000. As a result of the acquisition, the Company expensed approximately $701,000 in the quarter ended December 31, 1996 as acquired in-process research and development and is amortizing approximately $236,000 of goodwill over seven years.


RESULTS OF OPERATIONS

         The following table sets forth for the years indicated, the percentages of net sales represented by each item in the Company's statement of operations.

                                                            Three Months Ended December 31,     Six Months Ended December 31,
                                                            -----------------------------------------------------------------
                                                                  1996           1995            1996            1995
                                                                  ----           ----            ----            ----
Net sales  .................................................         100.0%         100.0%           100.0%          100.0%
Cost of goods sold..........................................          43.8%          59.9%            43.8%           56.2%
                                                             ---------------------------------------------------------------
Gross profit................................................          56.2%          40.1%            56.2%           43.8%
Operating expenses:
   Research and development.................................          14.8%          20.1%            15.0%           20.2%
   Sales and marketing......................................          19.5%          28.4%            20.6%           28.0%
   General and administrative...............................           9.8%          13.1%             9.8%           12.5%
   In-process research and development......................           5.9%          90.8%             3.2%           49.7%
                                                             ---------------------------------------------------------------
Total operating expenses....................................          50.0%         152.4%            48.6%          110.4%
Income (loss) from operations...............................           6.2%       (112.3)%             7.7%         (66.6)%
Net interest and other income...............................           7.0%           5.0%             7.6%            6.0%
                                                             ---------------------------------------------------------------
Income (loss) before taxes..................................          13.2%       (107.3)%            15.3%         (60.6)%
Provision for income taxes..................................           3.8%           0.6%             4.4%            0.3%
                                                             ---------------------------------------------------------------
Net income (loss)...........................................           9.4%       (107.9)%            10.9%         (60.9)%
                                                             ===============================================================





Net sales

         Net sales increased 92% to $11.9 million for the three months ended December 31, 1996 from $6.2 million for the three months ended December 31, 1995. The increase was primarily due to increased sales of the Company's Frame Relay products. Net sales of Frame Relay products were $11.1 million and $4.3 million for the three months ended December 31, 1996 and December 31, 1995, respectively. In addition, products produced by the Company's Canadian subsidiary accounted for 30% of the increase in net sales.

         Net sales increased 96% to $22.1 million for the six months ended December 31, 1996 from $11.3 million for the six months ended December 31, 1995. Products produced by the Company's Canadian subsidiary accounted for 30%, of the increase in net sales. Net sales of Frame Relay products were $20.4 million and $7.0 million for the six months ended December 31, 1996 and December 31, 1995, respectively. Net sales of point-to-point products were level at $1.6 million over the two periods. The Company anticipates that point-to-point products will continue to be a declining portion of its product mix. During the current six month period, a significant and non-recurring order for point-to-point equipment was delivered and future potential sales of large point-to-point networks, if any, could continue to contribute to variability in net sales from quarter to quarter. Net sales of OEM products decreased to $0.1 million for the six months ended December 31, 1996 from $2.7 million for the six months ended December 31, 1995. The Company did not ship any OEM voice cards to Scientific Atlanta in the six months ended December 31, 1996 and has changed its relationship from that of a product supplier to that of a technology licensor. As such, the Company believes revenues from Scientific Atlanta will be significantly lower in fiscal 1997 than those in fiscal 1996.

         The Company's customers may be divided into two categories, enterprise and carrier. Carrier customers may include inter-exchange carriers, regional Bell operating companies, competitive access providers, international record carriers, satellite service providers, and Frame Relay service providers. For the six months ended December 31, 1996, sales to enterprise and carrier customers were approximately $20 million, or 90.5%, and $2.1 million, or 9.5%, respectively. These customers operate either terrestial or wireless networks. For the same six month period, sales of products into terrestial and wireless networks were approximately $16 million, or 72.5%, and $6.1 million, or 27.5%, respectively.

Gross Profit

         Gross profit represents net sales less the cost of goods sold, which includes cost of materials, manufacturing overhead costs and direct labor expenses. The Company's gross profit was $6.7 million, or

56.2% of net sales, for the three months ended December 31, 1996 compared to $2.5 million, or 40.1% of net sales, for the three months ended December 31, 1995.

         The Company's gross profit was $12.4 million, or 56.2% of net sales, for the six months ended December 31, 1996 compared to $4.9 million, or 43.8% of net sales, for the six months ended December 31, 1995. This increase in gross profit as a percentage of sales was primarily attributable to an increase in Frame Relay product sales and a decrease in sales of OEM products which typically sell at a lower gross margin. In the future, gross profit may be affected by price competition and discounts, product mix, product configuration, changes in unit volume, cost of components and manufacturing and other factors.

Operating Expenses

Research and development. Research and development expense increased to $1.8 million, or 14.8% of net sales, for the three months ended December 31, 1996 from $ 1.2 million, or 20.1% of net sales, for the three months ended December 31, 1995. Research and development expense increased to $3.3 million, or 15% of net sales, for the six months ended December 31, 1996 from $2.3 million, or 20.2% of net sales, for the six months ended December 31, 1995. These dollar increases were primarily attributable to the cost of personnel for the development of new products and enhancement of existing products. Other material components of the increases were consultant fees, the cost of materials and depreciation expense. While the actual amount expended will depend upon a variety of factors, the Company anticipates increasing research and development expenses in the near term.

Sales and marketing. Sales and marketing expense increased to $2.3 million, or 19.5% of net sales, for the three months ended December 31, 1996 from $1.8 million, or 28.4% of net sales, for the three months ended December 31, 1995. Sales and marketing expense increased to $4.5 million, or 20.6% of net sales, for the six months ended December 31, 1996 from $3.2 million, or 28.0% of net sales, for the six months ended December 31, 1995. These dollar increases were primarily attributable to the addition of personnel and increased marketing activities. The Company anticipates continuing to add sales personnel and increasing sales and marketing expenses in the near term.

General and administrative. General and administrative expense increased to $1.2 million, or 9.8% of net sales, for the three months ended December 31, 1996 from $0.8 million, or 13.1% of net sales, for the three months ended December 31, 1995. General and administrative expense increased to $2.2 million, or 9.8% of net sales, for the six months ended December 31, 1996 from $1.4 million, or 12.5% of net sales, for the six months ended December 31, 1995. While the dollar amounts of general and administrative expense increased, the Company was able to reduce expense as a percentage of sales due primarily to an increase in sales without a commensurate increase in general and administrative expense. General and administrative expense will be impacted by approximately $300,000 per year for seven years commencing November 30, 1995 due to amortization of goodwill associated with the acquisition of Presticom.

         The Company expects to continue to expand its operations, resulting in potentially substantial dollar increases in each category of operating expenses. The Company's operating results and net income will be adversely affected to the extent that net sales and gross profits do not increase sufficiently to offset such increased expenses.

Net interest and other income (expense)

         Net interest income was $838,297 for the three months ended December 31,1996 compared to net interest income of $ 307,918 for the three months ended December 31, 1995 Net interest income was $1,679,587 for the six months ended December 31,1996 compared to net interest income of $681,718 for the six months ended December 31, 1995. This change was primarily attributable to interest received on the proceeds from the Company's secondary public offering in June 1996.


Income Taxes

         The provision for income taxes for the six months ended December 31, 1996 totaled approximately $964,000. There was no provision for income taxes for the six months ended December 31, 1995. The provision for income taxes differs from the federal statutory rate due primarily to the foreign income taxes related to the Company's Canadian subsidiary and to reductions in the valuation allowance attributable to the use of federal and state net operating losses carried forward from previous periods. A portion of future reductions in the valuation allowance attributed to tax deductions related to the exercise of stock options will be recorded in equity and will not be reflected as a reduction in the tax provision. Subject to certain limitations, the Company has a research and development tax credit carryforward and federal and state operating loss carryforwards, a portion of which it expects to apply against its tax liability for fiscal 1997. If the Company generates profits, the net operating loss carryforwards and research and development tax credit carryforward will be utilized and the Company's effective tax rates will increase.


Inflation/Accounting Pronouncements

         Although management cannot accurately anticipate the effect of inflation on its operations, to date inflation has not had a material effect on product sales or results of operations. There are no recently issued accounting pronouncements that management believes will have a significant impact on operations.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations primarily from the sale of stock and sales of the Company's products. Net proceeds from the sale of Common Stock in the Company's secondary offering in June 1996 were approximately $53.7 million. For the six months ended December 31, 1996, the Company's operating activities provided cash of approximately $2.2 million. At December 31, 1996, the Company had approximately $87 million in working capital, including $70.9 million in cash and cash equivalents.

         Capital expenditures relating primarily to the purchase of computer equipment, test equipment, and computer software amounted to approximately $1.8 million for the six months ended December 31, 1996. The Company currently has no material commitments for capital expenditures. However, the Company anticipates spending between $2.0 million and $3.0 million during the next 12 months to acquire test equipment, computer equipment, and tooling.

         The acquisition of DeltaComm used cash of approximately $158,000 for the purchase and $61,000 for transaction expenses.

         The Company has a loan and security agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank"), which provides for aggregate borrowings up to a maximum of $3,000,000. Under the Loan Agreement, the Company may borrow up to the lesser of $3,000,000 or 75% of eligible accounts receivable (the "Line of Credit"). The Line of Credit expires July 5, 1997. At December 31, 1996 there was no outstanding balances under the Line of Credit. Interest on the Line of Credit is payable monthly at a rate equal to the Bank's prime rate, which was 8.25% at December 31, 1996, plus 1.5%. The Loan Agreement provides for the issuance of letters of credit in an aggregate amount outstanding up to $500,000. Letters of credit outstanding reduce the amount available under the Line of Credit. At December 31, 1996 and December 31, 1995, no letters of credit were outstanding.

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

ITEM 1.       LEGAL PROCEEDINGS.  NONE.

ITEM 2.       CHANGES IN SECURITIES.  NONE.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.  NONE.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

              At the Company's 1995 Annual Meeting of Stockholders held on November 4, 1996 and November 29, 1996, (the "Meeting") the following matters were submitted and voted on by securityholders and were adopted:

               A. The approval of an amendment to the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"), pursuant to which (i) the Company increased its share reserve by 500,000 shares; (ii) decreased the maximum discount available under the 1995 Plan from 50% to 15% of the fair market value on the grant date,
                    (iii) allowed Compensation Committee members to participate in the Discretionary Option Grant and Stock Issuance Programs and (iv) effected certain other administrative changes.

                    The results of the vote are as follows:

                         FOR          AGAINST                   ABSTAIN                BROKER NON-VOTE
                         ---          -------                   -------                ---------------

                       3,204,229       2,418,300                12,663                    1,526,125

               B. The election of Martin Shum and Brig. Gen. Harold R. Johnson as directors of the Company to serve until the 1999 Meeting of Stockholders and until their respective successors have been elected and qualified was carried.

                         NAME                                     FOR                      WITHHELD
                         ----                                     ---                      --------
                         Martin Shum                              7,144,155                 17,162
                         Brig. Gen. Harold R. Johnson             7,144,155                 17,162

               C. The ratification of Ernst & Young, LLP as independent auditors of the Company for the fiscal year ending June 30, 1996.

                    The results of the vote are as follows:

                            FOR          AGAINST                   ABSTAIN
                            ---          -------                   -------
                         7,159,281           950                    1086

              The following matters were submitted at the meeting but not approved by the securityholders:

               A. The approval of an amendment to the Company's Certificate of Incorporation to authorize 5,000,000 shares of a class of undesignated preferred stock.

                    The results of the vote are as follows:

                            FOR          AGAINST                   ABSTAIN                BROKER NON-VOTE
                            ---          -------                   -------                ---------------
                         2,699,944       2,954,506                4,962                     1,533,026

               B. The approval of an amendment to the Company's Certificate of Incorporation to grant the Board of Directors the power to amend the Company's Bylaws.

                    The results of the vote are as follows:

                       FOR          AGAINST                   ABSTAIN                BROKER NON-VOTE
                       ---          -------                   -------                ---------------
                    3,000,400       2,646,509                12,503                    1,533,026

               C. The approval of an amendment to the Certificate of Incorporation and Bylaws eliminating stockholders' right to call special meetings of stockholders.

                    The results of the vote are as follows:

                            FOR          AGAINST                   ABSTAIN                BROKER NON-VOTE
                            ---          -------                   -------                ---------------
                         2,618,012       3,023,781                17,619                     1,533,026



ITEM 5. OTHER INFORMATION.

                                  RISK FACTORS

The following Risk Factors should be considered carefully in addition to the other information contained in this Report:

          Fluctuations in Quarterly Operating Results. The Company experienced two quarterly operating losses in the fiscal year ended June 30, 1996. The Company has experienced and may in the future experience significant fluctuations in revenues and operating results from quarter to quarter as a result of a number of factors including, without limitation, the volume and timing of orders from, and shipments to, major customers; market acceptance of the Company's products; the rate of end-user adoption of voice over Frame Relay; the ability of the Company's customers, particularly international customers, to obtain financing for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; variations in the Company's sales channels or the mix of product sales; the timing of new product announcements and product introductions by the Company or its competitors; product obsolescence resulting from new product introductions or changes in customer demand; the availability and cost of supplies; the financial stability of major customers; expenses associated with the acquisition of technologies or businesses; changes in regulatory requirements; the development of public telecommunications infrastructures, particularly in international markets; and currency fluctuations. While the Company regularly engages in price discounting, significant discounts in a particular quarter could adversely affect the results of operations for such quarter. In addition, significant and continuing discounts due to competition or other factors could adversely affect the Company's business, operating results and financial condition. The Company has generally not experienced seasonality in its net sales, although the Company has from time to time experienced decreased net sales to customers in Europe in the third calendar quarter of each year and has experienced some decreases in net sales in other international markets during certain periods during the year. Due to all of the foregoing factors, it is likely that in some future periods the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected. In the quarter ended December 31, 1995, the Company's revenues decreased when compared to the preceding quarter, primarily due to a reduced demand for certain point-to-point products. As a result, the price of the Company's Common Stock was adversely affected. Quarterly results are not necessarily indicative of future performance for any particular period, and there can be no assurance that the Company will attain or sustain growth in net sales and profitability on a quarterly or annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

          Integration of Acquisitions. A component of the Company's strategy is to acquire complementary technologies and businesses. Such acquisitions involve significant risks. The Company acquired Presticom Inc. in November 1995 and DeltaComm Corporation in December 1996. To obtain benefits from these acquisitions, the Company must successfully integrate the acquired company with the Company. Due in part to consolidation in the Company's industry, the Company may in the future pursue acquisitions of related businesses, products or technologies. Acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the creation and amortization of goodwill and the incurrence of acquisition related expenses, all of which could adversely affect the Company's profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks associated with the Company's entering markets in which it has no or limited direct prior experience and the potential loss of key employees of the acquired company. In the event that an acquisition does occur, no assurances can be given as to the effect thereof on the

Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          Customer Concentration. A small number of customers have historically accounted for a substantial portion of the Company's net sales. The Company's five largest customers accounted for 46% and 37% of the Company's net sales for the fiscal year ended June 30, 1996 and the six months ended December 31, 1996, respectively. There can be no assurance that a major customer will not reduce or delay the amount of products ordered from the Company or significantly change the terms upon which the Company and such customer do business. Any such reduction, delay or change could have a material adverse effect on the Company's business. In general, the Company's major customers either sell or deploy the Company's products outside the United States, which subjects the Company to a variety of other risks. See "International Sales, Tariffs and Regulatory Matters."

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


          International Sales, Tariff and Regulatory Matters. Sales of the Company's products to customers outside of North America accounted for approximately 66% and 63% of the Company's net sales for the fiscal years ended June 30, 1995 and June 30, 1996, respectively, and 76% for the six months ended December 31, 1996. In addition, the Company believes that a majority of its sales to customers inside North America represent sales of products which are used or resold in markets outside of North America. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, potentially adverse tax consequences and problems in collecting accounts receivable. A significant number of the Company's products are sold or installed in countries, including several in South America, where political or economic issues could adversely affect the purchasing decision of the customer. Although the Company's sales are currently denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Furthermore, future international activity may result in foreign currency denominated sales and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. The financial stability of foreign markets could also affect the Company's international sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"

          Rates for telecommunications services are governed by tariffs of licensed carriers that are subject to regulatory approval. Future changes in these tariffs could have a material adverse effect on the Company's business. For example, should tariffs for public switched digital services increase in the future relative to tariffs for private leased services, the cost-effectiveness of certain of the Company's products would be reduced, and its business and results of operations could be adversely affected. In addition, the Company's products must meet standards and receive certification for connection with the public telecommunications networks of a country prior to their sale in such country. In the United States, for example, the Company's products must comply with certain regulations promulgated by the Federal Communications Commission, and to date all of the Company's products have so complied. The Company's products must also be certified by domestic telecommunications carriers. In foreign countries, the Company's products are subject to a wide variety of governmental review and certification requirements. From time to time, foreign governments have altered certification or regulatory requirements which has adversely impacted the Company's ability to sell products in such markets. Any future inability to obtain on a timely basis or retain domestic certificate or foreign regulatory approvals could have a material adverse effect on the Company's business, operating results and financial condition.

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

          The Company's sales through OEMs who purchase custom products decreased from 17.7% for the fiscal year ended June 30, 1995 to 0.7% for the six months ended December 31, 1996. The Company does not classify private label sales of standard products as OEM sales. In fiscal 1996, virtually all of the Company's OEM sales were generated by sales of custom voice cards to Scientific Atlanta for use in its satellite based communication system. The Company does not believe it will sell additional OEM voice cards to Scientific Atlanta. OEM and private label business is subject to risks such as contract termination, products developed by a third party or by the third party's internal development team, change in corporate ownership, business direction or product mix by the third party, and assumption of manufacturing rights by the third party. There can be no assurance that these factors will not adversely affect the Company's business, operating results and financial condition.

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

                  (a)  EXHIBITS:

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

11.1      Statement Regarding Computation of Earnings Per Share.

27.1      Financial Data Schedule.


*The Company has received confidential treatment for portions of this document previously filed with the Commission.


       (b)    REPORTS ON FORM 8-K:

              No reports on Form 8-K were filed during the quarter ended December 31, 1996

                                    SIGNATURE



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized





Date: February 14, 1997                   ACT NETWORKS, INC.



                                          /s/ Melvin L Flowers
                                          --------------------------------------
                                          Melvin L. Flowers

                                          Vice President, Finance and
                                          Administration, and Chief Financial
                                          Officer

                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.
-----------
11.1           Statement Regarding Computation of Earnings Per Share.

27.1           Financial Data Schedule.