Form 10-Q
period 1997-03-31
ACT NETWORKS INC
filed 1997-05-15
CIK 942132

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


    FORMER NAME, FORMER ADDRESS AND FORMER NINE MONTHS, IF CHANGED SINCE LAST
                             REPORT: Not Applicable


INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
         YES     X     NO
              -------     ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

INDICATED BY A CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13, OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.
         YES ____________ NO _______________

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

AS OF MAY 9, 1997, THERE WERE 9,262,818 SHARES OF COMMON STOCK OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                TABLE OF CONTENTS


                                                                                                               PAGE
PART I.           FINANCIAL INFORMATION                                                                      NUMBER

                  Item 1.           Financial Statements

                                            Consolidated Balance Sheets as of
                                            March 31, 1997 and June 30, 1996......................................3

                                            Consolidated Statements of Operations
                                            for the Nine Month Periods Ended
                                            March 31, 1997 and 1996...............................................4

                                            Consolidated Statements
                                            of Cash Flows for the Nine Month Periods Ended
                                            March 31, 1997 and 1996...............................................5

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

                  Item 1            Legal Proceedings............................................................13

                  Item 2            Changes in Securities........................................................13

                  Item 3            Defaults upon Senior Securities..............................................13

                  Item 4            Submission of Matters to a Vote of Securityholders...........................13

                  Item 5            Other Information.  Risk Factors.............................................13

                  Item 6.           Exhibits and Reports on Form 8-K.............................................20

SIGNATURE........................................................................................................23

EXHIBIT INDEX....................................................................................................24

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                               ACT NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            MARCH 31,           JUNE 30,
                                                                             1997                  1996
                                                                        ----------------------------------
                                                                          (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                            $  64,027,023         $ 70,374,310
   Accounts receivable, less allowances of $287,000
            in March and June                                              15,644,360            9,861,953
   Inventory                                                               10,899,687            7,409,459
   Prepaid expenses                                                           574,082              599,765
   Deposits                                                                   100,517               65,659
                                                                        ----------------------------------
Total current assets                                                       91,245,669           88,311,146
Plant, equipment and other improvements:
   Machinery and equipment                                                  4,543,189            3,017,720
   Furniture and fixtures                                                     533,733              379,386
   Computer software                                                        1,843,372              801,643
   Leasehold improvements                                                     653,940              528,527
                                                                        ----------------------------------
                                                                            7,574,234            4,727,276
   Accumulated depreciation and amortization                                3,395,788            2,248,926
                                                                        ----------------------------------
                                                                            4,178,446            2,478,350
Goodwill and intangible assets                                              4,051,518            1,882,455
Other assets                                                                  898,882            1,178,565
                                                                        ----------------------------------
Total assets                                                            $ 100,374,515         $ 93,850,516
                                                                        ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $   3,104,676         $  2,121,933
   Accrued expenses                                                         1,643,620              639,746
   Accrued vacation                                                           435,035              334,635
   Accrued commissions                                                        224,516              143,243
   Income taxes payable                                                     1,681,322              245,241
   Deferred income taxes                                                       77,624               78,803
                                                                        ----------------------------------
Total current liabilities                                                   7,166,793            3,563,601

Long-term debt                                                                     --              147,294

Stockholders' equity:
   Common stock and additional paid-in capital; $.001 par value:
      Authorized - 40,000,000
       Issued and outstanding 9,255,869 in March
       and 9,117,329 in June                                               99,846,682           98,175,394
   Accumulated deficit                                                     (6,638,960)          (8,035,773)
                                                                        ----------------------------------
Total stockholders' equity                                                 93,207,722           90,139,621
                                                                        ==================================
Total liabilities and stockholders' equity                              $ 100,374,515         $ 93,850,516
                                                                        ==================================


                             See accompanying notes.

                               ACT Networks, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)


                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                         MARCH 31,                             MARCH 31,
                                              --------------------------------     -------------------------------
                                                  1997               1996              1997               1996
                                              --------------------------------------------------------------------

Net sales                                     $ 13,651,763         $8,030,487      $ 35,724,831        $19,299,372

Expenses:
   Cost of goods sold                            5,815,281          3,687,135        15,480,070         10,020,685
   Research and development                      2,223,629          1,271,054         5,536,821          3,550,015
   Sales and marketing                           2,900,728          1,910,100         7,443,401          5,068,552
   General and administrative                    1,248,647            904,226         3,410,307          2,311,262
   In-process research and development
                                                 2,715,108                            3,415,854          5,600,000
                                              --------------------------------------------------------------------
Total operating expenses                        14,903,393          7,772,515        35,286,453         26,550,514
                                              --------------------------------------------------------------------
Income (loss) from operations                   (1,251,630)           257,972           438,378         (7,251,142)

Other:
   Interest and other income, net                  773,216            230,187         2,452,803            911,905
                                              --------------------------------------------------------------------
Income (loss) before income taxes                 (478,414)           488,159         2,891,181         (6,339,237)
Provision for income taxes                         557,570             93,567         1,521,760            132,997
                                              --------------------------------------------------------------------
Net income (loss)                             $ (1,035,984)        $  394,592       $ 1,369,421        $(6,472,234)
                                              ====================================================================
Net income (loss) per share                   $      (0.11)        $     0.05       $      0.14        $     (0.89)
                                              ====================================================================
Shares used in computing net income
  (loss) per share                               9,194,308          7,990,561        10,035,540          7,233,789
                                              ====================================================================

                             See accompanying notes

                               ACT Networks, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                  NINE MONTHS ENDED
                                                                      MARCH 31,
                                                                      ---------
                                                              1997                 1996
                                                         ----------------------------------
OPERATING ACTIVITIES
Net income (loss)                                        $  1,369,421         $ (6,472,233)
Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation and amortization                          1,375,678              792,797
     Write-off of in-process research and
       development                                          3,415,854            5,600,000
     Changes in operating assets and liabilities:
        Accounts receivable                                (5,468,533)          (2,201,182)
        Inventory                                          (1,922,192)          (2,230,326)
        Prepaid expenses and deposits                          66,349             (776,803)
        Accounts payable, accrued
           expenses and income taxes payable                3,320,877             (263,982)
                                                         ---------------------------------
Net cash (used in) provided by operations                   2,157,454           (5,551,729)

INVESTING ACTIVITIES
Increase in short-term investments                                              (6,596,398)
Purchase of fixed assets                                   (2,467,762)          (1,388,199)
Acquisition of DeltaComm Corporation                         (219,033)
Acquisition of DynaStar Assets                             (6,793,850)
Acquisition of Presticom, Inc.                                                  (6,880,470)
Other assets                                                  214,518               97,012
                                                         ---------------------------------
Net cash used in investing activities                      (9,266,127)         (14,768,055)

FINANCING ACTIVITIES
Stock warrants and options                                  1,031,288              115,801
Repayment of notes payable                                   (297,294)            (124,900)
Borrowings on line of credit                                                        75,675
Research & development deposit                                                      45,000
                                                         ---------------------------------
Net cash provided by financing activities                     733,994              111,576
Translation adjustment                                         27,392              (10,302)
                                                         ---------------------------------

Net (decrease) increase in cash                            (6,347,287)         (20,218,510)
Cash and equivalents at beginning of the period            70,374,310           30,546,278
                                                         ---------------------------------
Cash and equivalents at end of the period                $ 64,027,023         $ 10,327,768
                                                         =================================


                             See accompanying notes

                               ACT NETWORKS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain June 30, 1996 balance sheet items have been reclassified to conform with the March 31, 1997 presentation.


2.       BUSINESS ACQUISITION

On March 11, 1997, the Company acquired the DynaStar family of products from Dynatech Communications, Inc. ("DCI"), a wholly-owned subsidiary of Dynatech Corporation, a Massachusetts corporation ("Dynatech"). The DynaStar product line is a family of compact, flexible, integrated multi-service access switch connectivity products that support extensive multi-protocol WAN connections including TCP/IP, PPP, frame relay, X.25 and ATM. The cash purchase price paid by the Company was $6,443,800. The Company assumed approximately $274,000 of debt and recorded transaction expenses of approximately $350,000.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets and liabilities acquired. Of the total purchase price, $2,715,108 represented the value of in-process research and development that had not yet reached technological feasibility and was charged to the Company's operations. Other intangibles and assets acquired were developed technology of $1,527,248, which will be amortized over 7 years, and work force of $296,965, trade mark of $42,424 and customer base of $254,541, which will be amortized over 5 years. The fair market value of the in-process research and development and other intangibles was determined by an independent appraiser. Developed technology represents technology which has reached technological feasibility and relates to products which have been generating revenues. Pro forma financial information is not presented because the pro forma effect of the transaction is not considered material to the Consolidated Statements of Operations.

3.       INVENTORIES

The components of inventory consist of the following:

                                                                     March 31, 1997            June 30, 1996
                                                                     --------------            -------------
Purchased parts   ...................................                $   5,339,118             $   3,629,460
Sub-assemblies; finished goods.......................                    5,560,569                 3,779,999
                                                                     -------------             -------------
                                                                     $  10,899,687             $   7,409,459
                                                                     -------------             -------------

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


5.       INCOME TAXES

The provision for income taxes for the nine months ended March 31, 1997 was $1,521,760. The provision for income taxes for the nine months ended March 31, 1996 was $132,997. The provision for income taxes differs from the federal statutory rate due primarily to the foreign income taxes related to the Company's Canadian subsidiary and to federal and state net operating losses carried forward from previous periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report may contain forward-looking statements that involve a number of risks and uncertainties including, without limitation, those set forth in the "Risk Factors" section under "Other Information". The Company's actual results may differ materially from any future performance discussed in forward-looking statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

         ACT was founded in May 1987 to design, manufacture and market wide area network communication products incorporating advanced compression and integration technologies. In the third quarter of fiscal 1989, the Company shipped its first integrated product, a point-to-point multiplexer designed for use on a voice-band analog circuit. In the third quarter of fiscal 1991, the Company began shipping a point-to-point integrated multiplexer designed for use over digital leased lines. In the third quarter of fiscal 1993, the Company introduced its first integrated Frame Relay access product line (ACTNet). The Company introduced its wireless Frame Relay access product line (SkyFrame) in the first quarter of fiscal 1996. The multiprotocol data line of products was acquired in the second quarter of fiscal 1996 with the acquisition of Presticom. In the third quarter of fiscal 1997, the Company acquired a multi-service access switch connectivity line of products with the acquisition of the DynaStar product family from Dynatech.

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

         Sales to customers outside of North America accounted for approximately 66% and 63% of the Company's net sales for the fiscal years ended June 30, 1995 and 1996, respectively, and approximately 76% for the nine months ended March 31, 1997. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. In addition, the Company believes that a majority of its sales to customers inside North America represent sales of products which are used or resold in markets outside of North America. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, problems and delays in collecting accounts receivable and economic downturns in foreign markets. A significant number of the Company's products are sold or installed in countries, including several in South America, where political or economic issues could adversely affect the purchasing decision of the customer. In addition, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

         A small number of customers have historically accounted for a substantial portion of the Company's net sales. The Company's five largest customers accounted for 43% and 46% of net sales for the fiscal years ended June 30, 1995 and 1996, respectively, and 41 % for the nine months ended March 31, 1997. Any reduction, delay or change in orders from such customers could have a material adverse effect on the Company's business.

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

         In March 1997, the Company acquired the DynaStar family of products from Dynatech Communications, Inc. The DynaStar product line is a family of compact, flexible, integrated multi-service access switch connectivity products that support extensive multi-protocol WAN connections including TCP/IP, PPP, frame relay, X.25 and ATM. The cash purchase price paid by the Company was $6,443,800. The Company assumed approximately $274,000 of debt and recorded transaction expenses of approximately $350,000. As a result of the acquisition, the Company expensed approximately $2,715,000 in the quarter ended March 31, 1997 as acquired in-process research and development and will amortize other acquired intangibles of approximately $2,121,000 over five to seven years.

RESULTS OF OPERATIONS

         The following table sets forth for the years indicated, the percentages of net sales represented by each item in the Company's statement of operations.

                                          Three Months Ended March 31,   Nine months Ended March 31,
                                          ----------------------------   ---------------------------
                                                1997           1996         1997        1996
                                                ----           ----         ----        ----

Net sales ............................         100.0%        100.0%       100.0%       100.0%
Cost of goods sold ...................          42.6%         45.9%        43.3%        51.9%
                                            ------------------------------------------------

Gross profit .........................          57.4%         54.1%        56.7%        48.1%
Operating expenses:
   Research and development ..........          16.3%         15.8%        15.5%        18.4%
   Sales and marketing ...............          21.3%         23.8%        20.8%        26.2%
   General and administrative ........           9.1%         11.3%         9.6%        12.0%
   In-process research and development          19.9%          0.0%         9.6%        29.0%
                                            ------------------------------------------------

Total operating expenses .............          66.6%         50.9%        55.5%        85.6%

(Loss) income from operations ........          (9.2)%         3.2%         1.2%       (37.5)%
Net interest and other income ........           5.7%          2.9%         6.9%         4.7%
                                            ------------------------------------------------

(Loss) income before taxes ...........          (3.5)%         6.1%         8.1%       (32.8)%
Provision for income taxes ...........           4.1%          1.2%         4.3%         0.7%
                                            ------------------------------------------------

Net (loss) income ....................          (7.6)%         4.9%         3.8%       (33.5)%
                                            ================================================

Net sales

         Net sales increased 70% to $13.7 million for the three months ended March 31, 1997 from $8 million for the three months ended March 31, 1996. Net sales increased 85.1% to $35.7 million for the nine months ended March 31, 1997 from $19.3 million for the nine months ended March 31, 1996.

         The Company's customers may be divided into two categories, enterprise and carrier. Carrier customers would include inter-exchange carriers, regional Bell operating companies, competitive access providers, international record carriers, satellite service providers, and Frame Relay service providers. For the nine months ended March 31, 1997, sales to enterprise customers were approximately $30.9 million, or 86.5%, and sales to carrier customers were approximately $4.8 million, or 13.5%. For the nine months ended March 31, 1996, sales to enterprise customers were approximately $15.2 million, or 78.8%, and sales to carrier customers were approximately $4.1 million, or 21.2%.

The two categories of customers operate either terrestrial or wireless networks. For the nine months ended March 31,1997, sales of products into terrestrial and wireless networks were approximately $25.1 million, or 70.2%, and $10.6 million, or 29.8%, respectively. For the nine months ended March 31,1996, sales of products into terrestrial and wireless networks were approximately $11.7 million, or 60.6%, and $7.6 million, or 39.4%, respectively.

Gross Profit

         Gross profit represents net sales less the cost of goods sold, which includes cost of materials, manufacturing overhead costs and direct labor expenses. The Company's gross profit was $7.8 million, or 57.4% of net sales, for the three months ended March 31, 1997 compared to $4.3 million, or 54.1% of net sales, for the three months ended March 31, 1996.

         The Company's gross profit was $20.2 million, or 56.7% of net sales, for the nine months ended March 31, 1997 compared to $9.3 million, or 48.1% of net sales, for the nine months ended March 31, 1996. For the three month and nine month periods ended March 31, 1997, the increase in gross profit as a percentage of sales was primarily attributable to an increase in Frame Relay product sales and a decrease in sales of OEM products which typically sell at a lower gross margin, and to lower material cost and the efficiencies of increased unit volume. In addition, the prior nine month period ended March 31, 1996 included a $0.7 million charge for obsolete inventory. The gross profit , not including this charge, was $10 million, or 51.7 % of sales. In the future, gross profit may be affected by price competition and discounts, product mix, product configuration, changes in unit volume, cost of components and manufacturing and other factors.

Operating Expenses

Research and development. Research and development expense increased to $2.2 million, or 16.3% of net sales, for the three months ended March 31, 1997 from $1.3 million, or 15.8% of net sales, for the three months ended March 31, 1996. Research and development expense increased to $5.5 million, or 15.5% of net sales, for the nine months ended March 31, 1997 from $3.5 million, or 18.4% of net sales, for the nine months ended March 31, 1996. These dollar increases were primarily attributable to the cost of personnel for the development of new products and enhancement of existing products including personnel added with the DeltaComm and DynaStar product acquisitions. Other material components of these increases were consultant fees, the cost of materials and depreciation expense. While the actual amount expended will depend upon a variety of factors, the Company anticipates increasing research and development expenses in the near term.

Sales and marketing. Sales and marketing expense increased to $2.9 million, or 21.3% of net sales, for the three months ended March 31, 1997 from $1.9 million, or 23.8% of net sales, for the three months ended March 31, 1996. Sales and marketing expense increased to $7.4 million, or 20.8% of net sales, for the nine months ended March 31, 1997 from $5.1 million, or 26.2% of net sales, for the nine months ended March 31, 1996. These dollar increases were primarily attributable to the addition of personnel and increased marketing activities. The Company anticipates continuing to add sales and marketing personnel and increasing sales and marketing expenses in the near term.

General and administrative. General and administrative expense increased to $1.2 million, or 9.1% of net sales, for the three months ended March 31, 1997 from $0.9 million, or 11.3% of net sales, for the three months ended March 31, 1996. General and administrative expense increased to $3.4 million, or 9.6% of net sales, for the nine months ended March 31, 1997 from $2.3 million, or 12% of net sales, for the nine months ended March 31, 1996. General and administrative expense will be impacted by approximately $424,000 per year for five years commencing March 11, 1997 and by approximately $300,000 per year for seven years commencing November 30, 1997 due to amortization of goodwill associated with the acquisitions of the DynaStar product family and Presticom.

         While the dollar amounts of operating expenses increased, the Company was able to reduce expenses as a percentage of sales due primarily to an increase in sales without a commensurate increase in expense levels. The Company expects to continue to expand its operations, resulting in potentially substantial dollar increases in each category of operating expenses. The Company's operating results and net income will be adversely affected to the extent that net sales and gross profits do not increase sufficiently to offset such increased expenses.

Net interest and other income (expense)

         Net interest income was $773,216 for the three months ended March 31,1997 compared to net interest income of $230,187 for the three months ended March 31, 1996 Net interest income was $2,452,803 for the nine months ended March 31,1997 compared to net interest income of $911,905 for the nine months ended March 31, 1996. This change was primarily attributable to interest received on the proceeds from the Company's secondary public offering in June 1996.

Income Taxes

         The provision for income taxes for the nine months ended March 31, 1997 was $1,521,760. The provision for income taxes for the nine months ended March 31, 1996 was $132,997. The provision for income taxes differs from the federal statutory rate due primarily to the foreign income taxes related to the Company's Canadian subsidiary and to federal and state net operating losses carried forward from previous periods. A portion of future reductions in the valuation allowance attributed to tax deductions related to the exercise of stock options will be recorded in equity and will not be reflected as a reduction in the tax provision. Subject to certain limitations, the Company has a research and development tax credit carryforward and federal and state operating loss carryforwards, a portion of which it expects to apply against its tax liability for fiscal 1997. If the Company generates profits, the net operating loss carryforwards and research and development tax credit carryforward will be utilized and the Company's effective tax rates will increase.


Inflation/Accounting Pronouncements

         Although management cannot accurately anticipate the effect of inflation on its operations, to date inflation has not had a material effect on product sales or results of operations. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earning per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact on primary and fully diluted earnings per share for the quarters ended March 31, 1997 and 1996 is not expected to be material.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations primarily from the sale of stock and sales of the Company's products. Net proceeds from the sale of Common Stock in the Company's secondary offering in June 1996 were approximately $53.7 million. For the nine months ended March 31, 1997, the Company's operating activities provided cash of approximately $2.2 million. At March 31, 1997, the Company had approximately $84 million in working capital, including $64 million in cash and cash equivalents.

         Capital expenditures relating primarily to the purchase of computer equipment, test equipment, and computer software amounted to approximately $2.5 million for the nine months ended March 31, 1997. The Company currently has no material commitments for capital expenditures. However, the Company anticipates spending between $3.0 million and $4.0 million during the next 12 months to acquire test equipment, computer equipment, and tooling.

         The acquisition of the DynaStar product family used cash of approximately $6,443,800 for the purchase. $350,050 of transaction expenses were also recorded by the Company.

         The Company has a loan and security agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank"), which provides for aggregate borrowings up to a maximum of $3,000,000. Under the Loan Agreement, the Company may borrow up to the lesser of $3,000,000 or 75% of eligible accounts receivable (the "Line of Credit"). The Line of Credit expires July 5, 1997. At March 31, 1997 there was no outstanding balances under the Line of Credit. Interest on the Line of Credit is payable monthly at a rate equal to the Bank's prime rate, which was 8.50% at March 31, 1997, plus 1.5%. The Loan Agreement provides for the issuance of letters of credit in an aggregate amount outstanding up to $500,000. Letters of credit outstanding reduce the amount available under the Line of Credit. At March 31, 1997 and March 31, 1996, no letters of credit were outstanding.

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

                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.  NONE.

ITEM 2.       CHANGES IN SECURITIES.  NONE.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.  NONE.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.  NONE

ITEM 5.       OTHER INFORMATION.


         This Report may contain forward-looking statements that involve a number of risks and uncertainties including, without limitation, those set forth in the "Risk Factors" section below. The Company's actual results may differ materially from any future performance discussed in forward-looking statements.

                                  RISK FACTORS

The following Risk Factors should be considered carefully in addition to the other information contained in this Report:

         Fluctuations in Quarterly Operating Results. The Company has experienced and may in the future experience significant fluctuations in revenues and operating results from quarter to quarter as a result of a number of factors including, without limitation, the volume and timing of orders from, and shipments to, major customers; market acceptance of the Company's products; the rate of end-user adoption of voice over Frame Relay; the ability of the Company's customers, particularly international customers, to obtain financing for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; variations in the Company's sales channels or the mix of product sales; the timing of new product announcements and product introductions by the Company or its competitors; product obsolescence resulting from new product introductions or changes in customer demand; the availability and cost of supplies; the financial stability of major customers; expenses associated with the acquisition of technologies or businesses; changes in regulatory requirements; the development of public telecommunications infrastructures, particularly in international markets; and currency fluctuations. While the Company regularly engages in price discounting, significant discounts in a particular quarter could adversely affect the results of operations for such quarter. In addition, significant and continuing discounts due to competition or other factors could adversely affect the Company's business, operating results and financial condition. The Company has generally not experienced seasonality in its net sales, although the Company has from time to time experienced decreased net sales to customers in Europe in the third calendar quarter of each year and has experienced some decreases in net sales in other international markets during certain periods during the year. Due to all of the foregoing factors, it is likely that in some future periods the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected. In the quarter ended March 31, 1996, the Company's revenues decreased when compared to the preceding quarter, primarily due to a reduced demand for certain point-to-point products. As a result, the price of the Company's Common Stock was adversely affected. Quarterly results are not necessarily indicative of future performance for any particular period, and there can be no assurance that the Company will attain or sustain growth in net sales or profitability on a quarterly or annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

          Substantial Competition. The market for the Company's products is highly competitive. The Company competes directly domestically and internationally with a variety of companies offering Frame Relay access products including FastComm, Memotec, MICOM, Motorola, Sync and other companies. The Company anticipates competition from manufacturers of Frame Relay switches, such as Cisco Systems Inc., which is also a supplier to and customer of the Company.

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

         Integration of Acquisitions. A component of the Company's strategy is to acquire complementary technologies and businesses. Such acquisitions involve significant risks. The Company acquired Presticom Inc. in November 1995, DeltaComm Corporation in December 1996, and the DynaStar product family in March 1997. To obtain benefits from these acquisitions, the Company must successfully integrate the acquired companies with the Company. Due in part to consolidation in the Company's industry, the Company may in the future pursue acquisitions of related businesses, products or technologies. Acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the creation and amortization of goodwill and the incurrence of acquisition related expenses, all of which could adversely affect the Company's results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies; the diversion of management's attention from other business concerns; risks associated with the Company's entering markets in which it has no or limited direct prior experience; and the potential loss of key employees of the acquired company. In the event that an acquisition does occur, no assurances can be given as to the effect thereof on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          Customer Concentration. A small number of customers have historically accounted for a substantial portion of the Company's net sales. The Company's five largest customers accounted for 46% and 41% of the Company's net sales for the fiscal year ended June 30, 1996 and the nine months ended March 31, 1997, respectively. There can be no assurance that a major customer will not reduce or delay the amount of products ordered from the Company or significantly change the terms upon which the Company and such customer do business. Any such reduction, delay or change could have a material adverse effect on the Company's business. In general, the Company's major customers either sell or deploy the Company's products outside the United States, which subjects the Company to a variety of other risks. See "International Sales, Tariffs and Regulatory Matters."

          Management of Growth. The Company has recently experienced growth in its operations, both internally and as a result of acquisitions. During the last 12 months, the Company has significantly increased the number of sales, marketing, engineering and other personnel and expects to continue to increase the number of its personnel. The Company's growth has placed, and will continue to place, strain on the Company's managerial, operational and financial resources and systems and controls. This is particularly true with respect to sales in international markets since each specific international market has its own unique regulatory, financial, technical, customer and other characteristics which often require the Company to devote significant resources to sell products in that country. In addition, the Company engages from time to time in customer development activities for customers which require the allocation of significant resources. The Company's future operating results will depend on its ability to attract, hire and retain skilled employees, and to expand and improve the Company's operational, product development, management information and financial systems and controls. The Company continues to upgrade its management information and product development systems. The Company's failure to manage growth effectively, successfully upgrade its systems or to hire, retain and integrate necessary qualified personnel could adversely affect the Company's business, operating results and financial condition.


          International Sales, Tariff and Regulatory Matters. Sales of the Company's products to customers outside of North America accounted for approximately 66% and 63% of the Company's net sales for the fiscal years ended June 30, 1995 and June 30, 1996, respectively, and 76% for the nine months ended March 31, 1997. In addition, the Company believes that a majority of its sales to customers inside North America represent sales of products which are used or resold in markets outside of North America. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, potentially adverse tax consequences and problems in collecting accounts receivable. A significant number of the Company's products are sold or installed in countries, including several in South America, where political or economic issues could adversely affect the purchasing decision of the customer. Although the Company's sales are currently denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Furthermore, future international activity may result in foreign currency denominated sales and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. The financial stability of foreign markets could also affect the Company's international sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"

          Rates for telecommunications services are governed by tariffs of licensed carriers that are subject to regulatory approval. Future changes in these tariffs could have a material adverse effect on the Company's business. For example, should tariffs for public switched digital services increase in the future relative to tariffs for private leased services, the cost-effectiveness of certain of the Company's products would be reduced, and its business and results of operations could be adversely affected. In addition, the Company's products must meet standards and receive certification for connection with the public telecommunications networks of a country prior to their sale in such country. In the United States, for example, the Company's products must comply with certain regulations promulgated by the Federal Communications Commission, and to date all of the Company's products have so complied. The Company's products must also be certified by domestic telecommunications carriers. In foreign countries, the Company's products are subject to a wide variety of governmental review and certification requirements. From time to time, foreign governments have altered certification or regulatory requirements which has adversely impacted the Company's ability to sell products in such markets. Any future inability to obtain on a timely basis or retain domestic certificate or foreign regulatory approvals could have a material adverse effect on the Company's business, operating results and financial condition.

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

          The Company's sales through OEMs who purchase custom products decreased from 17.7% for the fiscal year ended June 30, 1996 to 4.3% for the nine months ended March 31, 1997. The Company does not classify private label sales of standard products as OEM sales. In fiscal 1996, virtually all of the Company's OEM sales were generated by sales of custom voice cards to Scientific Atlanta for use in its satellite based communication system. The Company does not believe it will sell additional OEM voice cards to Scientific Atlanta. OEM and private label business is subject to risks such as contract termination, products developed by a third party or by the third party's internal development team, change in corporate ownership, business direction or product mix by the third party, and assumption of manufacturing rights by the third party. There can be no assurance that these factors will not adversely affect the Company's business, operating results and financial condition.

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

10.28          1997 Non-Executive Officer Stock Option/Stock Issuance Plan.

10.29          Form of Notice of Grant of Stock Option generally used in connection with 1997 Plan.

10.30          Form of Stock Option Agreement generally used in connection with 1997 Plan.

10.31          Form of Addendum to Stock Option Agreement.

11.1           Statement Regarding Computation of Earnings Per Share.

27.1           Financial Data Schedule.

*The Company has received confidential treatment for portions of this document previously filed with the Commission.


       (b)    REPORTS ON FORM 8-K:
              No reports on Form 8-K were filed during the quarter ended March 31, 1997

                                    SIGNATURE



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized





Date: May 15, 1997                 ACT NETWORKS, INC.



                                   /s/ Melvin L Flowers
                                   --------------------
                                   Melvin L. Flowers
                                   Vice President, Finance and Administration,
                                   and Chief Financial Officer

                                   (Duly Authorized Officer and Principal
                                   Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.

10.28          1997 Non-Executive Officer Stock Option/Stock Issuance Plan.

10.29          Form of Notice of Grant of Stock Option generally used in connection with 1997 Plan.

10.30          Form of Stock Option Agreement generally used in connection with 1997 Plan.

10.31          Form of Addendum to Stock Option Agreement.

11.1           Statement Regarding Computation of Earnings Per Share.

27.1           Financial Data Schedule.