Form 10-K405
period 1997-06-30
ACT NETWORKS INC
filed 1997-09-29
CIK 942132

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                    TO
                                      ------------------    --------------------

                         COMMISSION FILE NUMBER 0-25740

                               ACT NETWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              --------------------

         DELAWARE                                              77-0152144
(STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

                  188 CAMINO RUIZ, CAMARILLO, CALIFORNIA 93012
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 388-2474

                             ---------------------

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

         Yes        X               No
              --------------            --------------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Based on the closing sale price on Nasdaq National Market on August 29, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $119,143,822.

         As of August 29, 1997, there were 9,299,030 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

================================================================================

                               ACT NETWORKS, INC.

                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                                   Page
                                                                                   ----
ITEM 1.   BUSINESS.................................................................  1

ITEM 2.   PROPERTIES............................................................... 12

ITEM 3.   LEGAL MATTERS............................................................ 12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS...................... 12

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.... 13

ITEM 6.   SELECTED FINANCIAL DATA.................................................. 14

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS........................................................... 15

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................. 20

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE..................................................... 20

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................... 21

ITEM 11.  EXECUTIVE COMPENSATION................................................... 23

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........... 26

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................... 28

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......... 29

ITEM 1.  BUSINESS

         ACT Networks, Inc., a Delaware corporation ("ACT" or the "Company"), develops, manufactures, and markets fast packet wide-area network access products which support a broad range of voice, data and integrated network applications. End-users and service providers worldwide use the Company's products to build cost-effective, bandwidth efficient, easy-to-manage wide area networks ("WANs"). The Company's products incorporate advanced voice and data compression algorithms, switching capabilities, and proprietary integration technologies.

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

THE ACT SOLUTION

         ACT's technologies and products are designed to support a wide variety of applications in the emerging fast packet marketplace. ACT provides cost-effective, bandwidth efficient WAN solutions to customers worldwide for the transmission of voice, data and facsimile communications traffic using Frame Relay. The Company's products incorporate advanced voice and data compression algorithms, voice and data access switching capabilities, and proprietary voice, data and facsimile integration technologies. ACT's products are based on current international standards and are designed to work with either terrestrial media (such as copper, fiber and coaxial transmission lines) or wireless media (such as satellite and microwave).

MARKETS AND APPLICATIONS

         The following describes the primary markets and applications for the Company's current products:

         Integrated Frame Relay Networks. The integrated Frame Relay networks market is currently the primary market for the Company's products. This market consists of companies that consolidate their voice, data and facsimile applications over a public or private network. ACT's customers in this market include domestic and international end-users who choose to build private networks or to access public Frame Relay networks, as well as alternative service providers primarily in international markets who offer their customers a cost-effective networking alternative to local public carriers. Representative applications in this market include:

         o Private Frame Relay Network. In markets with developing public telecommunications infrastructures, large companies use the Company's products to access terrestrial or wireless media to establish cost-effective and bandwidth efficient private networks using leased transmission circuits. The application of advanced compression technologies in the Company's networking products to voice, data and facsimile traffic allows multinational users to connect their remote sites while reducing bandwidth requirements. For example, a large bank in Korea has deployed the Company's integrated Frame Relay access devices ("IFRADs") to build an integrated private frame relay network connecting approximately 350 sites. This network provides switched voice and facsimile connectivity among these locations and concurrently supports both SNA and LAN data applications.

         o Public Frame Relay Network Access. Service providers in the United States and certain European countries offer public Frame Relay services. The Company's IFRADs allow end-users, whose telecommunications bandwidth requirements do not justify leasing wideband dedicated digital circuits, to connect directly to a public Frame Relay network and to eliminate many of the problems and costs associated with managing and supporting a private network. Middle market companies in the domestic market use ACT's IFRADs to access public Frame Relay services. For example, a large food broker and distribution company in the southeast United States uses public Frame Relay services in conjunction with the Company's IFRADs to provide corporate-wide voice, voice mail, facsimile and full data and LAN connectivity.

         o Frame Relay Over Satellite. Organizations in countries without a developed terrestrial public network have limited alternatives to meet their networking needs. By deploying the Company's products, alternative service providers in developing countries can provide businesses with toll-quality voice, facsimile and data transmission services. Alternatively, businesses can use the Company's products to implement a private satellite-based network. Historically, the Company has served this market through the deployment of point-to-point products. The Company believes that its recently introduced SkyFrame product line is well-suited for this market. For example, a major Latin American satellite-based alternative service provider uses the Company's integrated point-to-point products and IFRADs to provide turn-key integrated private networks to major corporate clients in Argentina, Columbia, Venezuela and Mexico.

         Voice Over Frame Relay Market. Frame Relay service providers have primarily focused on data-only applications. The Company believes that carriers currently offering data-only services can, by using the Company's products to add a Frame Relay voice component to their service, offer voice services at a lower cost than the customer is currently paying for their separate voice network. The Company believes that a voice offering enhances the competitive position of this type of carrier. The domestic acceptance of voice-specific applications has been limited to date by a variety of factors. However, ACT believes that the development of many functional telephony capabilities necessary to support this application, combined with the growing acceptance of voice over Frame Relay as a technology, will result in increased utilization of this application. For example, Infonet Services Corporation, a global provider of data services, is now offering integrated services over its Frame Relay network and has entered into a supply agreement with the Company.

PRODUCTS

         The Company's product families consist of Net Performer, ACTnet, SkyFrame and Dynastar. The chassis of each of the Company's products has a modular architecture which enables the Company to upgrade its products to meet changing market needs by adding enhancement cards or plug-in modules. The Company also offers ACTview, a Microsoft Windows-based network management system. This software product allows users to perform network configuration, diagnostics, software downloading and network alarm reporting. ACTview can manage a network of up to 255 SDM-FPs or SDM-JFPs.

         NetPerformer is a family of integrated Frame Relay access devices ("FRADs") targeted at voice, fax, LAN and SNA data integration over private or public Frame Relay networks. NetPerformer products are described below.


                   ------------------- -----------------------------------------
                   PRODUCT NAME        PRODUCT DESCRIPTION
                   ------------------- -----------------------------------------
                   SDM-9500            Central Site integrated HUB
                   ------------------- -----------------------------------------
                   SDM-9400            Regional Office integrated access
                   ------------------- -----------------------------------------
                   SDM-9300            Branch Office integrated access
                   ------------------- -----------------------------------------
                   SDM-8300            Branch Office data access
                   ------------------- -----------------------------------------
                   SDM-8200            Remote Office data access
                   ------------------- -----------------------------------------

         ACTnet is a family of voice-centric FRAD's targeted at voice and data integration over private or public Frame Relay networks. ACTnet Frame Relay products are described below.

                    ------------------ -----------------------------------------------------------
                    PRODUCT NAME       PRODUCT DESCRIPTION
                    ------------------ -----------------------------------------------------------
                    SDM-FP             IFRAD  with 5 low speed data channels, 1 high speed data
                                       channel and 8 expansion slots
                    ------------------ -----------------------------------------------------------
                    SDM-JFP            IFRAD  with 1 low speed data channels, 1 high speed data
                                       channel and 4 expansion slots
                    ------------------ -----------------------------------------------------------
                    SDMDX              IFRAD  with 5 low speed data channels, 1 high speed data
                                       channel and 8 expansion slots
                    ------------------ -----------------------------------------------------------

         SkyFrame is a family of satellite access equipment with integral modems for building single-carrier, hubless, switchless, multiple-location Frame Relay satellite networks. SkyFrame products are described below.


                   ------------------- ------------------------------------------------------------
                   PRODUCT NAME        PRODUCT DESCRIPTION
                   ------------------- ------------------------------------------------------------
                   SF-800              SDM-FP with Skyframe operating system
                   ------------------- ------------------------------------------------------------
                   SF-400              SDM-JFP with Skyframe operating system
                   ------------------- ------------------------------------------------------------
                   SkyLane 512         L-Band satellite modem
                   ------------------- ------------------------------------------------------------

         Dynastar is a family of data protocol mediation devices targeted at service providers' OSS/NE applications. The Dynastar products are described below.


                   ------------------- ------------------------------------------------------------
                   PRODUCT NAME        PRODUCT DESCRIPTION
                   ------------------- ------------------------------------------------------------
                   DS-100              Flexible access switch expandable to 13 ports
                   ------------------- ------------------------------------------------------------
                   DS-100i             Rack-mount DS-100
                   ------------------- ------------------------------------------------------------
                   DS-500              Integrated Lan/Wan access switch expandable to 82 ports
                   ------------------- ------------------------------------------------------------

CUSTOMERS

         End-users of the Company's products include government agencies, financial institutions, retail chains, distribution companies and manufacturing organizations. The Company's products are also used by public carriers and alternative telecommunications service providers. A small number of customers have historically accounted for a substantial portion of the Company's net sales. In particular, Comsat do Brazil and IMPSAT accounted for 11.5% and 8.3% of the Company's net sales for the fiscal year ended June 30, 1997, respectively. A representative list of end-users and alternative service providers is set forth below:

          Domestic End-Users                    Alternative Service Providers
          ------------------                    -----------------------------

          Bonnecker & Leigh                     AT&T Wireless
          First Chicago Bank                    Comsat do Brazil
          Idaho National Guard                  Department of Telecom, India
          Intelsat                              Entel-Chile
          National Semiconductor                IMPSAT
          Pyrodyne                              Infonet Services Corporation
          South East Frozen Food                Philippine Long Distance Company
          Worldex                               Russtel, Russia
                                                Telefonica de Espana
          International End-Users               Telefonica de Peru
          -----------------------               Teleport Europe, Germany
                                                Victori
          American Express, Argentina
          Bank of Brazil
          Cheietsee, Japan
          Duty-Free, Australia
          Industrial Bank of Korea
          Memorex Telex, Australia
          RadioCel/Biper, Mexico
          Samsung, Korea
          Ssangyong, Korea
          TAM, Brazil

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

         The Company's marketing efforts include participating in major telecommunication trade shows held annually in the United States, Europe, Asia Pacific and Latin America; advertising in major trade journals; conducting direct mail marketing campaigns; publishing newsletters and technical articles; and conducting conferences for resellers. As of June 30, 1997, the Company's marketing department consisted of 13 full-time employees.

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

PRODUCT DEVELOPMENT

         The Company's product development efforts are directed toward enhancing existing products and developing new products in order to meet changing end-user needs and to support an increasing number of applications. The Company's product development efforts focus on the following principles:

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

         As of June 30, 1997, the Company employed 101 persons in engineering, 62 of which were engaged primarily in software development.

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

COMPETITION

         The market for the Company's products is highly competitive. The Company competes directly domestically and internationally with a variety of companies offering Frame Relay access products including Cisco Systems, Inc. ("Cisco"), Memotec Communications, Inc. ("Memotec"), MICOM Communications Corp. ("MICOM"), Motorola Information Systems Group ("Motorola"), Sync Research, Inc. ("Sync") and other companies. The Company expects substantial additional competition from existing competitors and from a number of other companies which may enter the Company's existing or future markets. Many of the Company's current and potential competitors have substantially greater name recognition and financial, marketing, technical and other resources than the Company. Many of these companies sell directly to end-users, which the Company believes may provide a competitive edge over the Company when marketing either similar products or alternative networking solutions. Consolidations in the industry could enhance the capabilities of the Company's competitors. There can be no assurance that the Company will be able successfully to compete against either current or potential competitors or that competition will not have a material adverse effect on the Company's business, operation results and financial condition.

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

         Certain technology licensed from third parties is incorporated in the Company's products. For example, the Company licenses certain of its voice compression algorithms, the right to commercialize its SkyFrame products, components of its network management system software and other software and technology embedded in the hardware incorporated into the Company's products pursuant to nonexclusive license agreements. The failure of the Company to retain such licenses or obtain new licenses as improvements in such technology are developed and new technology is introduced could adversely affect the Company's business and results of operations.

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

EMPLOYEES

         As of June 30, 1997, the Company employed 265 full-time persons, including 53 in operations, 55 in sales and marketing, 21 in customer service, 101 in engineering and 35 in finance and administration. The Company also employs a small number of temporary and contract employees. None of the Company's employees is represented by a labor union. The Company is not a party to any collective bargaining agreement or other similar agreement. The Company has experienced no work stoppages to date. The Company believes that its relationship with its employees is good.

RISK FACTORS

         This Report may contain forward-looking statements which involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Certain of the factors that could cause actual results to differ materially are discussed below. The following risks should be considered carefully, in addition to the other information contained in this Report, before purchasing shares of the Company's Common Stock.

         Fluctuations in Quarterly Operating Results. The Company has experienced and may in the future experience significant fluctuations in net sales and operating results from quarter to quarter as a result of a number of factors including, without limitation, the volume and timing of orders from, and shipments to, major customers; market acceptance of the Company's products; the rate of end-user adoption of voice over Frame Relay; the ability of the Company's customers, particularly international customers, to obtain financing for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; variations in the Company's sales channels or the mix of product sales; the timing of new product announcements and product introductions by the Company or its competitors; product obsolescence resulting from new product introductions or changes in customer demand; the availability and cost of supplies; the financial stability of major customers; expenses associated with the acquisition of technologies or businesses; changes in regulatory requirements; the development of public telecommunications infrastructures, particularly in international markets; and currency fluctuations. While the Company regularly engages in price discounting, significant discounts in a particular quarter could adversely affect the results of operations for such quarter. In addition, significant and continuing discounts due to competition or other factors could adversely affect the Company's business, operating results and financial condition. The Company has generally not experienced seasonality in its net sales, although the Company has from time to time experienced decreased net sales to customers in Europe in the third calendar quarter of each year and has experienced some decreases in net sales in other international markets during certain periods during the year. Due to all of the foregoing factors, in certain quarters the Company's operating results have been, and it is likely that in some future periods the Company's operating results will be, below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock has been and in the future could be materially adversely affected. For example, in quarters in both fiscal 1996 and 1997, the Company's net sales decreased when compared to the preceding quarter and, as a result, the Company's results of operations and the price of the Company's Common Stock were adversely affected. Quarterly results are not necessarily indicative of future performance for any particular period, and there can be no assurance that the Company will attain growth in net sales or profitability on a quarterly or annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         Technological Change, Changing Markets and New Products. The market for the Company's products is characterized by rapid technological advances, evolving industry standards, frequent new product introductions and enhancements, and significant price competition. The introduction of products involving superior or alternative technologies, the emergence of new industry standards, governmental regulations, changes in a market's pricing structure and other factors could render the Company's existing products, as well as products under development, obsolete and unmarketable in one or more markets which could adversely affect the Company's business, operating results and financial condition. The Company has experienced instances where one or more of those factors resulted in a significant decrease in sales of the Company's products in particular markets or resulted in new products becoming obsolete or unmarketable.. For example, a rapid decline in the market for certain point-to-point products resulted in reduced sales and an inventory write-down in the quarter ended December 31, 1995.

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

         Substantial Competition. The market for the Company's products is highly competitive. The Company competes directly domestically and internationally with a variety of companies offering Frame Relay access products including Cisco, FastComm, Memotec, MICOM, Motorola, Sync and other companies. The Company expects substantial additional competition from existing competitors and from a number of other companies which may enter the Company's existing or future markets. Many of the Company's current and potential competitors have substantially greater name recognition and financial, marketing, technical and other resources than the Company. Many of these companies sell directly to end-users, which the Company believes may provide a competitive edge over the Company when marketing either similar products or alternative networking solutions. Consolidations in the industry could enhance the capabilities of the Company's competitors. There can be no assurance that the Company will be able successfully to compete against either current or potential competitors or that competition will not have a material adverse effect on the Company's business, operation results and financial condition.

         Integration of Acquisitions. A component of the Company's strategy is to acquire complementary technologies and businesses. Such acquisitions involve significant risks. The Company acquired Presticom Inc. in November 1995, DeltaComm Corporation in December 1996, the DynaStar product family in March 1997 and the assets of SourceCom, Inc. in August 1997. To obtain benefits from these acquisitions, the Company must successfully integrate the acquired companies with the Company. Due in part to consolidation in the Company's industry, the Company may in the future pursue acquisitions of related businesses, products or technologies. Acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the creation and amortization of goodwill and the incurrence of acquisition related expenses, all of which could adversely affect the Company's results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies; the diversion of management's attention from other business concerns; risks associated with the Company's entering markets in which it has no or limited direct prior experience; and the potential loss of key employees of the acquired company. In the event that an acquisition does occur, no assurances can be given as to the effect thereof on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Customer Concentration. A small number of customers have historically accounted for a substantial portion of the Company's net sales. Comsat Brazil accounted for 11.5% of the Company's net sales for fiscal 1997. The Company's five largest customers accounted for 42% and 36% of the Company's net sales for the fiscal years ended June 30, 1996 and 1997, respectively. Scientific Atlanta accounted for approximately 17% and 0% of the Company's net sales in fiscal years ended June 30, 1996 and 1997, respectively. There can be no assurance that a major customer will not reduce or delay the amount of products ordered from the Company or significantly change the terms upon which the Company and such customer do business. Any such reduction, delay or change could have a material adverse effect on the Company's business. In general, the Company's major customers either sell or deploy the Company's products outside the United States, which subjects the Company to a variety of other risks. See "International Sales, Tariffs and Regulatory Matters."

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

         International Sales, Tariff and Regulatory Matters. Sales of the Company's products to customers outside of North America accounted for approximately 63% and 75% of the Company's net sales for the fiscal years ended June 30, 1996 and 1997, respectively. In addition, the Company believes that a majority of its sales to customers inside North America represent sales of products which are used or resold in markets outside of North America. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, potentially adverse tax consequences and problems in collecting accounts receivable. A significant number of the Company's products are sold or installed in countries, including several in South America, where political or economic issues could adversely affect the purchasing decision of customers. Although the Company's sales are currently denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Furthermore, future international activity may result in foreign currency denominated sales and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. The financial stability of foreign markets could also affect the Company's international sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"

         Rates for telecommunications services are governed by tariffs of licensed carriers that are subject to regulatory approval. Future changes in these tariffs could have a material adverse effect on the Company's business. For example, should tariffs for public switched digital services increase in the future relative to tariffs for private leased services, the cost-effectiveness of certain of the Company's products would be reduced, and its business and results of operations could be adversely affected. In addition, the

Company's products must meet standards and receive certification for connection with the public telecommunications networks of a country prior to their sale in such country. In the United States, for example, the Company's products must comply with certain regulations promulgated by the Federal Communications Commission. The Company's products must also be certified by domestic telecommunications carriers. In foreign countries, the Company's products are subject to a wide variety of governmental review and certification requirements. From time to time, foreign governments have altered certification or regulatory requirements which has adversely impacted the Company's ability to sell products in such markets. Any future inability to obtain on a timely basis or retain domestic certificate or foreign regulatory approvals could have a material adverse effect on the Company's business, operating results and financial condition.

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

         Volatility of Stock Price. The trading price of the Company's Common Stock has undergone significant fluctuations and is expected to continue to be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management, announcements of technological innovations or new products by the Company or its competitors, legislative or regulatory changes, general trends in the industry and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 2.  PROPERTIES.

         The Company's principal administrative, engineering and manufacturing facilities are located in one 52,000 square foot leased facility in Camarillo, California, under a lease that expires on July 1, 1999. The lease was amended November 17, 1995 to add approximately 16,000 square feet. The base rent is currently approximately $49,000 a month. In addition to the base rent, the Company pays its share of the operating expenses, property tax, and insurance premiums on the building. The Company also leases 15,000 square feet of space in Montreal, Canada, 1,800 square feet in Chandler, Arizona and 28,000 square feet in Woodbridge, Virginia. ACT maintains small sales support offices in the United Kingdom and in the States of Maryland and Texas. The Company believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed.

ITEM 3.  LEGAL MATTERS.

         The Company has no material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted to a vote of security-holders during the quarter ended June 30, 1997.

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


FISCAL YEAR                                            HIGH             LOW
-----------                                            ----             ---
1998
  1st Quarter (through September 10, 1997)            $15 7/8         $11 11/16

FISCAL YEAR                                            HIGH             LOW
-----------                                            ----             ---

1997
  4th Quarter                                          18 7/8          10 3/8
  3rd Quarter                                          36 1/4          11 1/4
  2nd Quarter                                          36 1/2          24 1/4
  1st Quarter                                          37 1/4          21 1/2

FISCAL YEAR                                            HIGH             LOW
-----------                                            ----             ---

1996
  4th Quarter                                          47 1/2          22 1/8
  3rd Quarter                                          26              11 3/4
  2nd Quarter                                          16 1/2           6 1/8
  1st Quarter                                          17 7/8           9 3/4

         As of September 10, 1997, there were 119 record holders of the Company's Common Stock. On September 10, 1997, the last reported sale price of the Common Stock on the Nasdaq National Market was $12.69 per share.

DIVIDEND POLICY

         The Company has never paid cash dividends on shares of its capital stock. The Company currently intends to retain any future earnings for use in its business and does not anticipate paying any cash dividends in the future. Furthermore, the Company's agreement with its lender currently limits the Company's ability to pay cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data with respect to the Company's statement of operations for each of the five fiscal years ended June 30, 1993, 1994, 1995, 1996 and 1997 and the balance sheet data at June 30, 1993, 1994, 1995, 1996 and 1997 are derived from the audited financial statements of the Company. The financial statements and the related report of independent auditors for the fiscal years ended June 30, 1993 and 1994 are not included in this Report. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Financial Statements of the Company and the related notes thereto included elsewhere in this Report.


                                                                        FISCAL YEAR ENDED JUNE 30,
                                                      ---------------------------------------------------------------
                                                        1993          1994          1995         1996          1997
                                                      --------      --------      --------     --------      --------
                                                               (in thousands, except per share data)
Statement of Operations Data:
   Net sales ....................................     $  6,207      $ 12,654      $ 20,566     $ 28,404      $ 49,173
   Cost of goods sold ...........................        3,185         5,939         9,244       13,998        21,431
                                                      --------      --------      --------     --------      --------
      Gross profit ..............................        3,022         6,715        11,322       14,406        27,742
 Operating expenses:
      Research and development ..................        1,504         1,955         3,586        5,026         8,344
      In-process research and development .......                                                 5,600         3,416
      Sales and marketing .......................        1,777         2,943         4,785        7,174        11,115
      General and administrative ................        1,158         1,335         1,736        3,257         5,291
                                                      --------      --------      --------     --------      --------
   Total operating expenses .....................        4,439         6,233        10,107       21,057        28,166
                                                      --------      --------      --------     --------      --------
   Income (loss) from operations ................       (1,417)          482         1,215       (6,651)         (424)
   Net interest income and other income (expense)          (18)            8            69        1,219         3,327
   Loss due to earthquake .......................                       (281)
                                                      --------      --------      --------     --------      --------
   Income (loss) before income taxes ............       (1,435)          209         1,284       (5,432)        2,903
   Provision for income taxes ...................                                       22          295         1,420
                                                      --------      --------      --------     --------      --------
   Net income (loss) ............................     $ (1,435)     $    209      $  1,262     $ (5,727)     $  1,483
                                                      --------      --------      --------     --------      --------
   Net income (loss) per share ..................     $  (0.52)     $   0.05      $   0.24     $  (0.78)     $   0.15
                                                      --------      --------      --------     --------      --------
 Shares used in per share calculations ..........        2,739         3,852         5,211        7,308         9,973
                                                      ========      ========      ========     ========      ========


                                                                            AS OF JUNE 30,
                                               ---------------------------------------------------------------------
                                                  1993           1994           1995          1996           1997
                                               ---------      ----------     ---------     ----------     ----------
                                                                (in thousands except per share data)
Balance Sheet Data:

   Working capital .......................      $ 2,284        $ 3,923       $ 38,235       $ 84,747       $ 81,982
   Total assets ..........................        3,837          6,398         42,847         93,851        100,696
   Total long-term debt, excluding current
     maturities ..........................           10                                          147
   Accumulated deficit ...................       (3,780)        (3,571)        (2,304)        (8,036)        (6,651)
   Total stockholders' equity (1) ........        2,739          4,847         40,316         90,140         93,538

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

GENERAL

         ACT was founded in May 1987 to design, manufacture and market wide area network communication products incorporating advanced compression and integration technologies. In the third quarter of fiscal 1989, the Company shipped its first integrated product, a point-to-point multiplexer designed for use on a voice-band analog circuit. In the third quarter of fiscal 1991, the Company began shipping a point-to-point integrated multiplexer designed for use over digital leased lines. In the third quarter of fiscal 1993, the Company introduced its first integrated Frame Relay access product line (ACTNet). The Company introduced its wireless Frame Relay access product line (SkyFrame) in the first quarter of fiscal 1996. The Company's multiprotocol data line of products was acquired in the second quarter of fiscal 1996 with the acquisition of Presticom. In the third quarter of fiscal 1997, the Company acquired a multi-service access switch connectivity line of products with the acquisition of the DynaStar product family from Dynatech. In the first quarter of fiscal 1998 the Company acquired certain assets of Sourcecom, Inc., a developer of high performance broadband access devices.

         The Company's future operating results will be dependent upon the development and growth of the public and private wide area network communications market for its existing and proposed products. This market and product applications within this market are currently emerging and may not continue to develop, whether as a result of competition, technological change, market forces or otherwise.

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

         Sales to customers outside of North America accounted for approximately 66%, 63% and 75% of the Company's net sales for the fiscal years ended June 30, 1995, 1996 and 1997, respectively. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. In addition, the Company believes that a majority of its sales to customers inside North America represent sales of products which are used or resold in markets outside of North America. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, problems and delays in collecting accounts receivable and economic downturns in foreign markets. A significant number of the Company's products are sold or installed in countries, including several in South America and Asia, where political or economic issues could adversely affect the purchasing decision of the customer. In addition, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. See Note 1 to Notes to Financial Statements.

         A small number of customers have historically accounted for a substantial portion of the Company's net sales. In particular, Comsat Brazil accounted for approximately 11.5% of the Company's net sales for the fiscal year ended June 30, 1997. In addition, IMPSAT accounted for approximately 10% and 8.3% of net sales for the fiscal years ended June 30, 1996 and June 30, 1997, respectively. During those periods the Company's five largest customers accounted for 43% and 36%, respectively, of net sales. Any reduction, delay or change in orders from such customers could have a material adverse effect on the Company's business.

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

         In December 1996 the Company acquired all the outstanding shares of DeltaComm Corporation, a developer of bandwidth-efficient modems with expertise in the satellite communications industry. The aggregate purchase price paid by the Company was approximately $797,000 consisting of $158,000 paid in cash and the issuance of 22,858 shares of Common Stock of the Company with an estimated fair market value of $640,000. The Company recorded transaction expenses of approximately

$104,000. As a result of the acquisition, the Company expensed approximately $701,000 in the quarter ended December 31, 1996 as acquired in-process research and development and is amortizing approximately $236,000 of goodwill over seven years.

         In March 1997, the Company acquired the DynaStar family of products from Dynatech Communications, Inc. The DynaStar product line is a family of compact, flexible, integrated multi-service access switch connectivity products that support extensive multi protocol WAN connections including TCP/IP, PPP, Frame Relay, X.25 and ATM. The cash purchase price paid by the Company was $6.4 million. The Company assumed approximately $274,000 of debt and recorded transaction expenses of approximately $350,000. As a result of the acquisition, the Company expensed approximately $2.7 million in the quarter ended March 31, 1997 as acquired in-process research and development and will amortize other acquired intangibles of approximately $2.2 million over five to seven years.

         In August 1997, the Company acquired certain assets of Sourcecom, Inc. a developer of high performance broadband access devices. The cash purchase price paid by the Company was $8.6 million. The acquisition will be accounted for under the purchase price method of accounting. In connection with this acquisition, the Company hired approximately 30 employees, principally in engineering. The Company intends to spend resources converting certain Sourcecom products to create a family of gateway service devices. There can be no assurance as to the results of this product development.

RESULTS OF OPERATIONS

         The following table sets forth for the years indicated, the percentages of net sales represented by each item in the Company's statement of operations.

                                                              Fiscal Years Ended June 30,
                                                         -------------------------------------
                                                          1995           1996            1997
                                                         ------         ------          ------
Net sales .....................................           100.0%         100.0%          100.0%
Cost of goods sold ............................            44.9           49.3            43.6
                                                          -----          -----           -----
Gross profit ..................................            55.1           50.7            56.4

Operating expenses:
   Research and development ...................            17.4           17.7            17.0
   Sales and marketing ........................            23.3           25.2            22.6
   General and administrative .................             8.4           11.5            10.8
   Acquired in-process research and development                           19.7             6.9
                                                          -----          -----           -----
Total operating expenses ......................            49.1           74.1            57.3
                                                          -----          -----           -----
Income (loss) from operations .................             5.9          (23.4)           (0.9)
Net interest and other income .................             0.3            4.3             6.8
                                                          -----          -----           -----
Income (loss) before taxes ....................             6.2          (19.1)            5.9
Provision for income taxes ....................             0.1            1.0             2.9
                                                          -----          -----           -----
Net income (loss) .............................             6.1%         (20.1)%           3.0%
                                                          =====          =====           =====

Net sales

         Net sales increased 73.1% to $49.2 million for the fiscal year ended June 30, 1997 from $28.4 million for the fiscal year ended June 30, 1996 due to increased unit sales of the Company's Frame Relay access products. Included in net sales is $2.5 million attributable to sales of products from businesses acquired in fiscal 1997. The Company's customers may be divided into two categories: enterprise and carrier. Carrier customers would include inter-exchange carriers, competitive access providers, international record carriers, satellite service providers, Frame Relay service providers and regional Bell operating companies. For the fiscal year ended June 30, 1997, sales to enterprise customers were approximately $41.2 million, or 83.8%, and sales to carrier customers were approximately $8.0 million, or 16.2%. For the fiscal year ended June 30, 1996, sales to enterprise customers were approximately $23 million, or 81.0%, and sales to carrier customers were approximately $5.4 million, or 19.0%.

         The two categories of customers operate either terrestrial or wireless networks. For the fiscal year ended June 30, 1997, sales of products into terrestrial and wireless networks were approximately $36 million, or 73.2%, and $13.2 million, or 26.8%, respectively. For the fiscal year ended June 30, 1996, sales of products into terrestrial and wireless networks were approximately $18.4 million, or 64.8%, and $10 million, or 35.2%, respectively. Sales to enterprise customers operating terrestrial Frame Relay access systems continue to be the cornerstone of the Company's sales with carrier customer and wireless system sales expanding marginally.

         Net sales increased 38.1% to $28.4 million for the fiscal year ended June 30, 1996 from $20.6 million for the fiscal year ended June 30, 1995. The increase was primarily due to increased sales of the Company's Frame Relay and OEM products and to shipments of products acquired in the Presticom acquisition which accounted for $3.5 million, or 44.4% of the increase in net sales. Net sales of Frame Relay products were $18.8 million and $9.2 million for fiscal 1996 and 1995, respectively. Net sales of point-to-point products decreased to $4.6 million in the fiscal year ended June 30, 1996 from $9.6 million in the fiscal year ended June 30, 1995. While the Company anticipated the continued decline of sales of point-to-point products due primarily to the conversion of customers to Frame Relay products, the decrease in such sales during the period was greater than anticipated by the Company. Net sales of OEM products increased to $5.0 million for the fiscal year ended June 30, 1996 from $1.8 million for the fiscal year ended June 30, 1995. The increase in OEM shipments was primarily due to unusually large orders received from Scientific Atlanta.

Gross Profit

         Gross profit represents net sales less the cost of goods sold, which includes cost of materials, manufacturing overhead costs and direct labor expenses. The Company's gross profit was $27.7 million, or 56.4% of net sales, for the fiscal year ended June 30, 1997. The Company's gross profit was $14.4 million, or 50.7% of net sales, for the fiscal year ended June 30, 1996. Fiscal 1996 included a $0.7 million charge for obsolete inventory that was taken to recognize the decreased demand for certain point-to-point products. Gross profit, not including this charge, was $15.1 million, or 53.2% of net sales, for the fiscal year ended June 30, 1996. The increase in gross profit as a percentage of sales was primarily attributable to changes in product mix, particularly decreased OEM sales. The gross margins generated by OEM product sales are typically lower than those from certain of the Company's other products.

         The Company's gross profit was $15.1 million, or 53.2% of net sales (without charge for obsolete inventory) for the fiscal year ended June 30, 1996 as compared to 55.1% of net sales for fiscal 1995. This decrease in gross profit as a percentage of net sales was primarily attributable to changes in product mix, including increased OEM sales and decreased sales of voice cards. In the future, gross profit may be affected by price competition and discounts, product mix, product configuration, changes in unit volume, cost of components and manufacturing and other factors.

Operating Expenses

         Research and development. Research and development expense increased to $8.3 million, or 17% of net sales, for the fiscal year ended June 30, 1997 from $5.0 million, or 17.7% of net sales, for the fiscal year ended June 30, 1996. This increase was primarily attributable to the cost of personnel for the development of new products and enhancement of existing products, which increased to approximately $4.7 million from $2.5 million. The acquisitions of DeltaComm and the Dynastar product line represented an increase of approximately 29 engineering personnel. Other material components of the increase in research and development expense were consultant fees, the cost of materials, and depreciation expense.

         Research and development expense increased to $5.0 million, or 17.7% of net sales, for the fiscal year ended June 30, 1996 from $3.6 million, or 17.4% of net sales, for the fiscal year ended June 30, 1995. The increase was primarily attributable to the cost of personnel for the development of new products and enhancement of existing products, which increased to approximately $2.5 million from approximately $1.7 million during the preceding comparable period.

         While the actual amount expended will depend upon a variety of factors, the Company anticipates increasing research and development expenses in the near term. In particular, the Company anticipates increasing research and development expenses related to the acquisiton of the assets of Sourcecom and its development of gateway service products.

         Sales and marketing. Sales and marketing expense increased to $11.1 million, or 22.6% of net sales, for the fiscal year ended June 30, 1997 from $7.2 million, or 25.2% of net sales, for the fiscal year ended June 30, 1996. Sales and marketing expense increased to $7.2 million, or 25.2% of net sales, for the fiscal year ended June 30, 1996 from $4.8 million, or 23.3% of net sales, for the fiscal year ended June 30, 1995. These dollar increases were primarily attributable to the addition of personnel and increased marketing activities. The Company anticipates adding sales personnel and increasing sales and marketing expenses in the near term.

         General and administrative. General and administrative expense increased to $5.3 million, or 10.8% of net sales, for the fiscal year ended June 30, 1997 from $3.3 million, or 11.5% of net sales, for the fiscal year ended June 30, 1996. General and administrative expense increased to $3.3 million, or 11.5% of net sales, for the fiscal year ended June 30, 1996 from $1.7 million, or 8.4% of net sales, for the fiscal year ended June 30, 1995. General and administrative expenses will be impacted by approximately $424,000 per year for five years commencing March 11, 1997 and by approximately $300,000 per year for seven years commencing November 30, 1995 due to amortization of goodwill associated with the acquisitions of the DynaStar product family and Presticom. Amortization expense relating to acquisitions was approximately $427,000 and $175,000 in the fiscal years ended June 30, 1997 and June 30, 1996, respectively. Other material components of the increase in general and administrative expense were the cost of personnel associated with the expansion of the Company's management team and outside services.

         The Company expects to continue to expand its operations, resulting in potentially substantial dollar increases in each category of operating expenses. The Company's operating results and net income will be adversely affected to the extent that net sales and gross profits do not increase sufficiently to offset such increased expenses.

Net interest and other income (expense)

         Net interest income was $3.3 million for the fiscal year ended June 30, 1997 compared to net interest income of $1.2 million in fiscal 1996. Net interest income was $68,400 for fiscal 1995. These changes were primarily attributable to interest received on the proceeds from the Company's public offering in May 1995 and the Company's secondary offering in June 1996.

Income Taxes

         The provision for income taxes for the fiscal year ended June 30, 1997 totaled approximately $1.4 million. In general, the provision for income taxes may differ from the federal statutory rate due to the foreign income taxes related to the Company's Canadian subsidiary, the effect of federal and state alternative minimum taxes, and net operating losses incurred for the period that are not benefited. For fiscal 1997, the difference between the federal statutory rate and the effective tax rate primarily relates to certain charges for acquired in-process research and development which are not deductible for tax purposes. At June 30, 1997, subject to certain limitations, the Company had research and development credit carryforwards of approximately $811,000 and $268,000 for federal and state tax purposes, respectively, and approximately $3.9 million in federal operating loss carryforwards. See Note 4 to Notes to Financial Statements.

         There was a $295,000 provision for income taxes for fiscal 1996 and only a nominal provision of $21,800 for income taxes for the year ended June 30, 1995 due to reductions in the deferred tax valuation allowance attributable to utilization of net operating loss carryforwards by the Company.

Inflation/Accounting Pronouncements

         Although management cannot accurately anticipate the effect of inflation on its operations, to date inflation has not had a material effect on product sales or results of operations. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (SFAS
128), which is required to be adopted on June 30, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of stock options and will therefore be higher than primary earnings per share. Diluted earnings per share under the new standard is expected to be essentially the same as primary earnings per share amounts calculated under principles currently used. The impact of the adoption of SFAS 128 on earnings per share calculations for the fiscal years ended June 30, 1997 and 1996 is not expected to be material.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations primarily from the sale of stock and sales of the Company's products. Net proceeds from the sale of Common Stock in the Company's secondary offering in June 1996 were $53.7 million. For fiscal 1997, the Company's operating activities provided cash of approximately $2.7 million. At June 30, 1997, the Company had approximately $82 million in working capital, including $50.9 million in cash and cash equivalents.

         Capital expenditures relating primarily to the purchase of computer equipment, test equipment, computer software and leasehold improvements amounted to approximately $3.5 million for the fiscal year ended June 30, 1997. The Company currently has no material commitments for capital expenditures. However, the Company anticipates spending between $3.5 million and $5.0 million during the next 12 months to acquire test equipment, computer equipment, office furniture, tooling and leasehold improvements.

         The Company had a loan and security agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank"), which provided for aggregate borrowings up to a maximum of $3 million. Under the loan agreement, the Company could borrow up to the lesser of $3 million or 75% of eligible accounts receivable (the revolving line of credit). The revolving line of credit expired July 5, 1997 and the Company is presently renegotiating it. At June 30, 1997 and June 30, 1996, there were no outstanding balances under the line of credit. Interest on the revolving line of credit is payable monthly at a rate equal to the bank's prime rate, which was 8.5% at June 30, 1997, plus 1.5%. The loan agreement provided for the issuance of letters of credit in an aggregate amount outstanding up to $500,000. Letters of credit outstanding reduced the amount available under the revolving line of credit. At June 30, 1997 and June 30, 1996, no letters of credit were outstanding.

         The loan and security agreement contained certain covenants that, among other things, required the Company to maintain certain financial ratios and limited the Company's ability to obtain certain forms of additional debt, to repurchase the Company's stock and pay dividends. The Company believes that available cash, together with internally generated cash flow, will be adequate to satisfy its capital requirements for at least the next twelve months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth certain information concerning the executive officers and directors of the Company as of August 31, 1997.


      NAME                                 AGE      POSITION
      ----                                 ---      --------
      Martin Shum                          49       Chairman of the Board of Directors, President and
                                                        Chief Executive Officer
      Michael S. Gardner                   51       Chief Operating Officer
      Melvin L. Flowers                    44       Chief Financial Officer and Vice President,
                                                        Finance and Administration
      Andre de Fusco                       39       Vice President, Strategic Planning and Business
                                                        Development
      H. Peter Staab                       50       Vice President, Corporate Research and Development
      Linda Carlson                        52       Vice President, Worldwide Sales
      John W. Tucker                       52       Vice President and General Manager,
                                                        Wireless Systems Group
      Jean-Guy Lacombe                     40       Vice President and General Manager,
                                                        Enterprise Network Systems
      Brig. Gen. Harold R. Johnson (1)     74       Director
      William Ambrose (1)                  39       Director
      Archie J. McGill (1)(2)              66       Director
      Frederick Gluck                      62       Director

-----------
(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.

         Martin Shum founded the Company in May 1987 and has served as Chairman of the Board of Directors, President and Chief Executive Officer since that time. Prior to founding ACT, Mr. Shum was employed in various capacities by several telecommunications companies, including Vice President of Marketing and Development at MICOM, Director of Business Planning and Director of Engineering at General DataComm, and senior member of the technical staff at Plessey Telecommunications Research. Mr. Shum became a director of Netspeak Corporation in June 1997.

         Michael S. Gardner has served as Chief Operating Officer since joining the Company in November 1996. Mr. Gardner served as President of Whittaker/Xyplex, an internetworking and remote access division of Whittaker Corporation prior to joining the Company. From 1992 to 1994, Mr. Gardner was Chief Operating Officer of Advanced Computer Communications. Mr. Gardner also held numerous positions at Ungermann-Bass and Hewlett-Packard.

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

         H. Peter Staab was appointed Vice President, Corporate Research and Development in July 1997 and served as Vice President of Engineering since joining the Company in June 1995. Before joining the Company, Mr. Staab was employed at General DataComm as Director of Network Management and Systems from 1992 to 1995 and Director of Transmission Products from 1985 to 1992.

         Linda Carlson has served as Vice President, Worldwide Sales since December 1995. Ms. Carlson served as the Company's Assistant Vice President of Sales--Americas from January 1991 to December 1995. Prior to January 1991, Ms. Carlson was employed at various telecommunication companies, including RED-SAC and MICOM.

         John W. Tucker has served as Vice President and General Manager, Wireless Network Systems since March 1997, as Vice President, Sales and Marketing since December 1995, and served as the Company's Vice President of Sales from June 1990 until December 1995. Mr. Tucker was employed as a marketing consultant from 1988 to 1990, as Assistant Vice President of North American Sales at MICOM from 1985 to 1988 and as Director of Sales at Interlan, a local area network component manufacturer, from 1984 to 1985.

         Jean-Guy Lacombe has served as Vice President and General Manager, Enterprise Network Systems since July 1997, Vice President, Operations of the Company and the General Manager of Presticom since December 1995. Mr. Lacombe was the Chairman of the Board and Chief Executive Officer of Presticom from February 1988 until November 1995.

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

         William W. Ambrose has served as a member of the Board of Directors since 1993. Mr. Ambrose is the President of Pyramid Research, Inc. a telecommunications market research organization which he founded in 1986. Mr. Ambrose was initially elected as a director of the Company pursuant to a voting agreement entered into in connection with investment in the Company by a subsidiary of a former stockholder.

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

         Frederick Gluck has served as a member of the Board of Directors since March 1997. Mr. Gluck recently retired as Vice Chairman of Bechtel Group, Inc., and continues as a Director and senior counselor and a member of the Board of Directors of Bechtel Enterprises, Inc. Prior to joining Bechtel, Mr. Gluck spent 27 years with McKinsey & Company, a global management consulting firm, serving as a Partner, Director and Managing Director. Mr. Gluck also spent ten years with Bell Telephone, working in program management, systems analysis and engineering and guidance systems designs.

         The Board of Directors of the Company is divided into three classes, designated "Class I," "Class II" and "Class III," respectively. Each director serves for a term ending on the date of the third annual meeting of stockholders following the annual meeting at which such director was elected. However, each initial director in Class I (Mr. Gluck) serves for a term ending on the date of the annual meeting of stockholders held in 1998; each initial director in Class II (Mr. Ambrose and Mr. McGill) serves for a term ending on the date of the annual meeting of stockholders held in 1997 and each initial director in Class III (Mr. Shum and Brig. Gen. Johnson) serves for a term ending on the date of the annual meeting of stockholders held in 1999.

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

         Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth the aggregate compensation paid by any person for all services rendered in all capacities to the Company to the Chief Executive Officer and to each of the four additional most highly compensated executive officers (the "Named Executive Officers") for the fiscal year ended June 30, 1995, 1996 and 1997. Except as indicated below, during fiscal year 1995, 1996, and 1997, no Named Executive Officer received other compensation in excess of the lesser of $50,000 or 10% of such officer's compensation, nor did any such officer receive any restricted stock award, stock appreciation right or payment under any long term incentive plan.

                           SUMMARY COMPENSATION TABLE


                                                                                             LONG-TERM
                                                                ANNUAL COMPENSATION         COMPENSATION
                                                    --------------------------------------  ------------
                                                                                             SECURITIES
                                                    FISCAL                      BONUS/       UNDERLYING
NAME AND PRINCIPAL POSITIONS (1)                     YEAR         SALARY     COMMISSION($)   OPTIONS (#)
--------------------------------                    ------        -------    -------------   -----------
Martin Shum.......................................   1997         225,000
                                                     1996         190,000                    251,500(3)(4)
                                                     1995         175,000                     57,143(2)

Linda Carlson.....................................   1997         100,000      101,092
                                                     1996         117,553       87,200        38,429(3)(4)(5)
                                                     1995          92,000       55,000         4,571(2)

John W. Tucker....................................   1997         100,000      121,576
                                                     1996         102,510       65,714        67,286(3)(4)
                                                     1995         115,000                      4,571(2)

Melvin L. Flowers.................................   1997         140,000
                                                     1996         120,000                     68,429(3)(4)
                                                     1995         115,000                     10,857(2)

Andre de Fusco....................................   1997         140,000
                                                     1996         123,335        7,677        54,286(3)(4)
                                                     1995         100,000                      6,857(2)

------------------
(1) See "Directors and Executive Officers of Registrant" for the complete title of the position held by each Named Executive Officer.

(2) These options were granted on July 18, 1994 pursuant to the Company's 1994 Stock Option Bonus Program at an exercise price of $1.75 per share: 58,570 options to Martin Shum (including 1,427 options to Mr. Shum's spouse, who is an employee of the Company), 2,857 options to Linda Carlson, 4,571 options to John Tucker, 10,857 options to Melvin Flowers, and 6,857 options to Andre de Fusco.

(3) Each of the Named Executive Officers were granted the following stock options on August 1, 1995 pursuant to the Company's 1995 Option Bonus Program at an exercise price of $16.50: Mr. Shum, 24,000; Ms. Carlson, 1,429; Mr. Tucker, 2,286; Mr. Flowers, 3,429; and Mr. de Fusco, 2,286. The options are immediately exercisable with any unvested shares acquired under such option being subject to repurchase by the Company, at the exercise price, upon termination of the optionee's service with the Company, and vest according to the following schedule ("Standard Vesting"): twenty-four percent (24%) of the shares vest upon completion of one year following the vesting commencement and the balance will vest at a rate of two percent (2%) per full month of employment thereafter.

(4) Each of the Named Executive Officers were granted the following Stock Options on September 19, 1996 at an exercise price of $13.00: Mr. Shum, 227,500; Ms. Carlson, 7,000; Mr. Tucker, 65,000; Mr. Flowers, 65,000, and
    Mr. de Fusco, 52,000. The options were immediately exercisable with any unvested shares acquired under such option being subject to repurchase by the Company, at the exercise price, upon termination of the optionee's service with the Company, and is subject to the Company's Standard Vesting.

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

OPTION GRANTS

         There were no grants of options to purchase shares of Common Stock under the Company's 1995 Plan (or the Predecessor Plans) to the Named Executive Officers. No stock appreciation rights were granted to any of the Named Executive Officers during fiscal year 1997.

OPTION REPRICING

         The Company implemented an option cancellation/regrant program for executive officers and other employees holding stock options with an exercise price per share in excess of the market price of the Company's Common Stock at the time the cancellation/regrant occurred. The cancellation/regrant was effected on June 10, 1997, and a number of outstanding options with an exercise price in excess of $ 16 5/8 per share were canceled and new options for the same aggregate number of shares were granted with an exercise price of $ 16 5/8 per share. No Named Executive Officer participated in the option cancellation/regrant program; however, Michael Gardner elected to have all 150,000 of his stock options repriced.

OPTION EXERCISES AND HOLDINGS

         The following table sets forth information concerning the number and value of shares acquired on exercise of options held by each of the Named Executive Officers during the fiscal year ended June 30, 1997 and the number and value of unexercised options held by each of the Named Executive Officers as of June 30, 1997. No stock appreciation rights were exercised during fiscal year 1997 and no such appreciation rights were outstanding as of June 30, 1997.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1997
              AND OPTION VALUES FOR FISCAL YEAR ENDED JUNE 30, 1997

                                                                  Number of securities
                                                                        Underlying             Value of Unexercised
                                 Number                            Unexercised Options         In-the-Money Options
                               of Shares                           at June 30, 1997(1)         at June 30, 1997($)(2)
                              Acquired on          Value        --------------------------  --------------------------
Name                          Exercise(#)      Realized($)(3)   Exercisable  Unexercisable  Exercisable  Unexercisable
----                          -----------      --------------   -----------  -------------  -----------  -------------
Martin Shum..................   15,900            $207,987        385,763                   $1,632,633
Linda Carlson................    3,000              54,945         39,643                       14,209
John W. Tucker...............    7,000             116,533         79,500                      159,183
Melvin L. Flowers............    6,000              93,454         66,715                       62,546
Andre de Fusco...............                                      81,000                      209,705

-----------

(1) All of the options of the Named Executive Officers are immediately exercisable, with any unvested shares acquired under such option being subject to repurchase by the Company, at the exercise price, upon termination of the optionee's service with the Company, and vest according to the following schedule: twenty-four percent (24%) of the shares vest upon completion of one year following the vesting commencement date or grant date, as applicable and the balance will vest at a rate of two percent (2%) per full month of employment thereafter. At June 30, 1997, each of the Named Executive Officers owned the following number of options for which vested shares were issuable upon exercise: Mr. Shum, 242,327; Ms. Carlson, 15,783; Mr. Tucker, 40,840; Mr.Flowers, 27,335, and Mr. de Fusco, 35,641.

(2) Calculated based on the closing sale price at June 30, 1997 of $ 12.75 per share, less the applicable exercise price. All of the options of these Named Executive Officers are immediately exercisable, with any unvested shares acquired under such option being subject to repurchase by the Company, at the exercise price, upon termination of the optionee's service with the Company. The value of vested shares issuable upon exercise of "in-the-money" options at June 30, 1997 for each of the Named Executive Officers was as follows: Mr. Shum, $1,593,968; Ms. Carlson, $12,328; Mr. Tucker, $156,169;
    Mr. Flowers, $55,385; and Mr. de Fusco, $97,568.

(3) Calculated based on the excess of the fair market value of the purchased shares on the exercise date over the exercise price paid for those shares.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Board of Directors has a Compensation Committee (the "Compensation Committee"), which administers the Company's stock option plans. The members of the Compensation Committee are Mr. William Ambrose, Brig. Gen. (ret.) Harold R. Johnson and Mr. Archie J. McGill. None of these individuals were at any time during the fiscal year ended June 30, 1997 an officer or employee of the Company.

         The Board of Directors has an Audit Committee (the "Audit Committee") which supervises and makes recommendations and decisions with respect to the periodic audits of the Company's financial results. The members of the Audit Committee are Mr. Archie J. McGill and Frederick Gluck.

DIRECTOR COMPENSATION

         Each non-employee director (which does not include any director who serves as representative of a stockholder who owns more than 5% of the Company's voting securities) receives $6,000 annually for services as a member of the Board of Directors. Non-employee directors are reimbursed for their out-of-pocket expenses in serving on the Board of Directors. There are no family relationships among any of the executive officers or directors of the Company except for John Tucker and Linda Carlson who are married.

         During the 1997 fiscal year, certain non-employee directors were eligible to receive option grants under the Automatic Option Grant Program in effect under the Company's 1995 Stock Option/Stock Issuance Plan. Accordingly, at the 1996 Annual Shareholders Meeting held on November 4, 1996, each of the following non-employee directors received an option grant under the Automatic Option Grant Program for 7,000 shares of Common Stock with an exercise price of $27.50 per share: Messrs. Ambrose and McGill and Brig. Gen. (ret.) Johnson. In addition, Frederick Gluck was granted options for 42,000 shares of Common Stock with an exercise price of $19.69 per share upon joining the Board of Directors in March 1997. The exercise price in effect for each option is equal to the fair market value per share of Common Stock on the grant date. Each option has a maximum term of ten (10) years measured from the grant date, subject to earlier termination following the optionee's cessation of Board service. Each option is immediately exercisable for all of the option shares; however, any shares purchased under the option will be subject to repurchase by the Company, at the option exercise price paid per share, upon the optionee's cessation of Board service prior to vesting in those shares. The shares subject to each 7,000-share grant will vest on the day immediately preceding the date of the 1996 Annual Meeting, provided the optionee continues in Board service through that date.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of August 31, 1997 by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group:



                                                                          SHARES BENEFICIALLY
                                                                                OWNED(1)
DIRECTORS, FIVE PERCENT STOCKHOLDERS, NAMED EXECUTIVE                     --------------------
OFFICERS AND DIRECTORS AND OFFICERS AS A GROUP                            NUMBER       PERCENT
--------------------------------------------------------------------      ------       -------
Lutheran Brotherhood (2)............................................      886,000        9.5%
Martin Shum (3).....................................................      434,417        4.5
William W. Ambrose (4)..............................................       39,155         *
Brig. Gen. H. R. Johnson (5)........................................       19,714         *
Archie J. McGill (6)................................................       46,857         *
Frederick W. Gluck (7)..............................................       42,000         *
Melvin L. Flowers (8)...............................................       80,656         *
John Tucker (9).....................................................       85,695         *
Andre de Fusco (10).................................................       82,816         *
H. Peter Staab (11).................................................       75,175         *
Linda Carlson (12)..................................................       40,070         *
Jean-Guy Lacombe (13)...............................................      125,272        1.3
Michael S. Gardner (14).............................................      150,000        1.6
All directors and executive officers as a
  group (12 persons) (15)..........................................     1,221,827       11.8

---------------
 *  Less than 1%.

(1) Unless otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) Based upon information contained in unofficial databases as of June 30, 1997.

(3) Includes 38,571 shares held by members of Mr. Shum's family and 14,083 shares held by Helen Shum and Martin Shum as Trustees of the Shum Trust, dated April 15, 1994. Also includes 381,763 shares issuable upon exercise of immediately exercisable options (including 3,000 shares issuable upon exercise of options held by Mr. Shum's spouse) of which 261,608 shares will be vested within 60 days from August 31, 1997.

(4) Includes 25,155 shares beneficially owned by Pyramid Research, Inc. Mr. Ambrose, as President of Pyramid Research, Inc., may be deemed to have beneficial ownership of these shares. Also includes 14,000 shares issuable upon exercise of immediately exercisable options, of which 12,833 shares will be vested within 60 days from August 31, 1997.

(5) Includes 14,000 shares issuable upon exercise of immediately exercisable options, of which 12,833 shares will be vested within 60 days from August 31, 1997.

(6) Includes 46,857 shares issuable upon exercise of immediately exercisable options, of which 36,262 shares will be vested within 60 days from August 31, 1997.

(7) Includes 42,000 shares issuable upon exercise of immediately exercisable options, of which 5,880 shares will be vested within 60 days from August 31, 1997.

 (8) Includes 61,029 shares issuable upon exercise of immediately exercisable options, of which 27,775 shares will be vested within 60 days from August 31, 1997.

 (9) Includes 79,500 shares issuable upon exercise of immediately exercisable options of which 46,497 shares will be vested within 60 days from August 31, 1997. Excludes shares beneficially owned by Mr. Tucker's spouse, Ms. Linda Carlson, an executive officer of the Company.

(10) Includes 81,000 shares issuable upon exercise of immediately exercisable options, of which 42,841 shares will be vested within 60 days from August 31, 1997.

(11) Includes 74,000 shares issuable upon exercise of immediately exercisable options of which 34,600 shares will be vested within 60 days from August 31, 1997.

(12) Includes 39,643 shares issuable upon exercise of immediately exercisable options of which 19,029 shares will be vested within 60 days from August 31, 1997. Excludes shares beneficially owned by Ms. Carlson's spouse, Mr. John Tucker, an executive officer of the Company.

(13) Includes 46,900 shares issuable upon exercise of immediately exercisable options of which 13,300 shares will be vested within 60 days from August 31, 1997.

(14) Includes 150,000 shares issuable upon exercise of immediately exercisable options of which no shares will be vested within 60 days from August 31, 1997.

(15) Includes 25,155 shares owned by Pyramid Research, Inc. Also includes an aggregate of 1,030,692 shares issuable to the Company's directors and executive officers upon the exercise of immediately exercisable options held by such directors and executive officers of which 500,158 shares will be vested within 60 days from August 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1)  FINANCIAL STATEMENTS:

         The Company's financial statements appear in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                                                        Page
                                                                                        ----
         Report of Ernst & Young LLP, Independent Auditors..............................F-1
         Consolidated Balance Sheets as of June 30, 1997 and 1996.......................F-2
         Consolidated Statements of Operations for the years ended
           June 30, 1997, 1996 and 1995.................................................F-4
         Consolidated Statements of Stockholders' Equity for the years ended June 30, 1997, 1996 and 1995...........................................F-5
         Consolidated Statements of Cash Flows for the years ended
           June 30, 1997, 1996 and 1995.................................................F-6
         Notes to Consolidated Financial Statements.....................................F-8

         (2) FINANCIAL STATEMENT SCHEDULES:

         The financial statement schedules of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the financial statements or notes thereto.


                                                                           PAGE
                                                                           ----
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS...................S-1

         (3) EXHIBITS:

EXHIBIT NO.
-----------
     3.1       Certificate of Incorporation of the Company. Incorporated by
               reference to Exhibit 3.1 to the Company's Registration Statement
               on Form S-1, Registration No. 33-90394

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

    10.32 License Agreement dated May 8, 1996, by and between the Company and SkyData, Inc. Incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-3, Registration
               No. 333-04183.

    10.33      1997 Non-Executive Officer Stock Option/Stock Issuance Plan.
               Incorporated by reference to Exhibit 10.28 to the Company's
               Quarterly Report for the period ended March 31, 1997.

    10.34 Form of Notice of Grant of Stock Option generally used in connection with 1997 Plan. Incorporated by reference to Exhibit
               10.29 to the Company's Quarterly Report for the period ended
               March 31, 1997.

    10.35 Form of Stock Option Agreement generally used in connection with 1997 Plan Incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report for the period ended March 31, 1997.

    10.36 Form of Addendum to Stock Option Agreement. Incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report for the period ended March 31, 1997.

    10.37      The Asset Purchase Agreement by and between the Company and
               Sourcecom, Inc. dated as of July 16, 1997. Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form
               8-K dated August 11, 1997.

    11.1       Statement Regarding Computation of Earnings Per Share.

    21.1       List of Subsidiaries of the Company.

    23.1       Consent of Ernst & Young LLP.

    24.1       Power of Attorney (included on page 37).

    27.1       Financial Data Schedule.

-------------
* The Company has received confidential treatment for portions of this document previously filed with the Commission.

  (b)  REPORTS ON FORM 8-K:

       No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Camarillo, State of California, on September 29, 1997.

                                       ACT NETWORKS, INC.


                                       By: /s/ MARTIN SHUM
                                           -------------------------------------
                                           Martin Shum
                                           President and Chief Executive Officer

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:


Signature                                          Title                                     Date
---------                                          -----                                     ----
/s/ MARTIN SHUM                          Chairman, President and Chief              September 29, 1997
------------------------------------     Executive Officer
Martin Shum

/s/ MELVIN L. FLOWERS                    Vice President, Finance and                September 29, 1997
------------------------------------     Chief Financial Officer (principal
Melvin L. Flowers                        financial and accounting officer)

/s/ WILLIAM W. AMBROSE                   Director                                   September 29, 1997
------------------------------------
William W. Ambrose

/s/ HAROLD R. JOHNSON                    Director                                   September 29, 1997
------------------------------------
Harold R. Johnson

/s/ ARCHIE J. MCGILL                     Director                                   September 29, 1997
------------------------------------
Archie J. McGill

/s/ FREDERICK W. GLUCK                   Director                                   September 29, 1997
------------------------------------
Frederick W. Gluck

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
ACT Networks, Inc.

We have audited the accompanying consolidated balance sheets of ACT Networks, Inc. as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACT Networks, Inc. at June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                                 ERNST & YOUNG LLP


Woodland Hills, California
July 29, 1997

                               ACT Networks, Inc.

                           Consolidated Balance Sheets

                                                                         June 30
                                                            ---------------------------------
                                                                 1997                 1996
                                                            ------------         ------------
ASSETS
Current assets:
   Cash and cash equivalents                                $ 50,948,294         $ 70,374,310
   Short-term investments                                     10,591,665                   --
   Accounts receivable, less allowances of $411,000
     in 1997 and $287,000 in 1996                             14,792,162            9,861,953
   Inventory                                                  12,262,663            7,409,459
   Prepaid expenses                                              501,717              599,765
   Deposits                                                       43,595               65,659
                                                            ------------         ------------
Total current assets                                          89,140,096           88,311,146

Plant, equipment and other improvements:
   Machinery and equipment                                     6,032,790            2,949,764
   Furniture and fixtures                                        481,725              379,386
   Computer software                                           1,416,511              801,643
   Leasehold improvements                                        675,097              528,527
                                                            ------------         ------------
                                                               8,606,123            4,659,320
Accumulated depreciation and amortization                      3,846,797            2,180,970
                                                            ------------         ------------
                                                               4,759,326            2,478,350

Goodwill and other intangibles                                 4,675,847            2,932,450
Other assets                                                   2,120,588              128,570
                                                            ------------         ------------
Total assets                                                $100,695,857         $ 93,850,516
                                                            ============         ============

See accompanying notes.

                               ACT Networks, Inc.

                                                                          June 30
                                                          ------------------------------------
                                                               1997                    1996
                                                          -------------          -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $   3,113,503          $   1,791,634
   Accrued expenses                                           1,530,315                920,045
   Accrued vacation                                             514,116                384,635
   Accrued commissions                                          333,514                143,243
   Income taxes payable                                       1,579,353                245,241
   Deferred income taxes                                         87,260                 78,803
                                                          -------------          -------------
Total current liabilities                                     7,158,061              3,563,601

Long-term debt                                                       --                147,294

Stockholders' equity:
   Common stock and additional paid-in capital;
     $.001 par value:
       Authorized - 40,000,000
       Issued and outstanding - 9,270,949 in 1997
         and 9,117,329 in 1996                              100,088,339             98,175,394
   Accumulated deficit                                       (6,550,543)            (8,035,773)
                                                          -------------          -------------
Total stockholders' equity                                   93,537,796             90,139,621
                                                          -------------          -------------
Total liabilities and stockholders' equity                $ 100,695,857          $  93,850,516
                                                          =============          =============

See accompanying notes.

                               ACT Networks, Inc.

                      Consolidated Statements of Operations

                                                                     Years ended June 30
                                                   --------------------------------------------------------
                                                        1997                 1996                  1995
                                                   ------------          ------------          ------------
Net sales                                          $ 49,173,298          $ 28,404,454          $ 20,566,247

Expenses:
   Cost of goods sold                                21,431,244            13,997,928             9,244,460
   Research and development                           8,344,215             5,026,601             3,586,230
   In process research and development                3,415,854             5,600,000                    --
   Sales and marketing                               11,114,962             7,174,339             4,784,467
   General and administrative                         5,291,220             3,257,349             1,735,759
                                                   ------------          ------------          ------------
Total operating expenses                             49,597,495            35,056,217            19,350,916
                                                   ------------          ------------          ------------
Income (loss) from operations                          (424,197)           (6,651,763)            1,215,331

Other:
   Interest and other income                          3,346,043             1,264,944               252,172
   Interest expense                                     (19,298)              (45,552)             (183,725)
                                                   ------------          ------------          ------------
                                                      3,326,745             1,219,392                68,447
                                                   ------------          ------------          ------------

Income (loss) before income taxes                     2,902,548            (5,432,371)            1,283,778
Provision for income taxes                            1,419,670               294,760                21,782
                                                   ------------          ------------          ------------
Net income (loss)                                  $  1,482,878          $ (5,727,131)         $  1,261,996
                                                   ============          ============          ============
Net income (loss) per share                        $       0.15          $      (0.78)         $       0.24
                                                   ============          ============          ============
Shares used in computing net income (loss)
  per share                                           9,973,404             7,307,664             5,210,910
                                                   ============          ============          ============

See accompanying notes.

                               ACT Networks, Inc.

                 Consolidated Statements of Stockholders' Equity

                                                                                  Common Stock
                                                                                    Paid-In
                                        Preferred Stock            Common Stock     Capital      Promon
                                     -------------------------------------------- In Excess of   Secured    Accumulated
                                       Shares       Amount       Shares    Amount  Par Value     Deposit      Deficit        Total
                                     ----------------------------------------------------------------------------------------------
Balance at July 1, 1994              17,351,666   $ 7,931,000   1,210,767  $1,211  $   785,259  $(300,000)  $(3,570,638) $4,846,832

  Amortization of deposit secured
    by Series E preferred stock              --            --          --      --           --    255,000            --     255,000
  Exercise of options and warrants
    to purchase common stock                 --            --     312,647     313      150,767         --            --     151,080
  Conversion of convertible
    preferred stock to common stock (17,351,666)   (7,931,000)  2,721,416   2,721    7,928,279         --            --          --
  Initial public offering                    --            --   2,905,000   2,905   33,797,816         --            --  33,800,721
  Net income                                 --            --          --      --           --         --     1,261,996   1,261,996
                                    -----------   -----------   ---------   -----  -----------  ---------  ------------ -----------
Balance at June 30, 1995                     --            --   7,149,830   7,150   42,662,121    (45,000)   (2,308,642) 40,315,629

  Amortization of deposit secured
    by Series E preferred stock              --            --          --      --           --     45,000           --       45,000
  Exercise of options and warrants to
    purchase common stock                    --            --     281,134     281      539,111        --           --       539,392

  Secondary public offering                  --            --   1,510,000   1,510   53,684,370        --           --    53,685,880

  Shares issued in connection with
    acquisition                              --            --     176,365     176    1,280,675        --           --     1,280,851
Net loss                                     --            --          --      --           --        --   (5,727,131)   (5,727,131)
                                     ----------   -----------  ----------  ------ ------------  --------  -----------   -----------
Balance at June 30, 1996                     --            --   9,117,329   9,117 $ 98,166,277        --   (8,035,773)   90,139,621
  Exercise of options to purchase
    common stock and employee stock
    purchases                                --            --     130,762     131    1,272,814        --           --     1,272,945
  Shares issued in connection with
    acquisition                              --            --      22,858      23      639,977        --           --       640,000
  Translation adjustment                     --            --          --      --           --        --        2,352         2,352
  Net income                                 --            --          --      --           --        --    1,482,878     1,482,878
                                     ----------   -----------  ----------  ------ ------------   -------  -----------   -----------
Balance at June 30, 1997                     --   $        --   9,270,949  $9,271 $100,079,068   $    --  $(6,550,543)  $93,537,796
                                     ==========   ===========  ==========  ====== ============   =======  ===========   ===========

See accompanying notes.

                               ACT Networks, Inc.

                      Consolidated Statements of Cash Flows

                                                                         Years ended June 30
                                                          --------------------------------------------------
                                                              1997               1996               1995
                                                          ------------       ------------       ------------
OPERATING ACTIVITIES
Net income (loss)                                         $  1,482,878       $ (5,727,131)      $  1,261,996

Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
    Depreciation and amortization                            2,327,509          1,216,277            583,730
    Provision for allowances on accounts receivable              6,572              2,769              6,492
    Provision (benefit) for deferred taxes                          --             68,039            (82,176)
    Amortization of secured research and development
      deposit                                                       --             45,000            255,000
    Write-off of in-process research and development         3,415,854          5,600,000                 --
    Changes in operating assets and liabilities:
      Accounts receivable                                   (4,722,907)        (3,633,474)        (2,549,094)
      Inventory                                             (3,285,168)        (2,371,001)        (2,876,827)
      Prepaid expenses and deposits                            195,636           (342,278)           (90,893)
      Accounts payable, accrued expenses and income
        taxes payable                                        3,312,145            229,285          1,029,776
                                                          ------------       ------------       ------------
Net cash provided by (used in) operations                    2,732,519         (4,912,514)        (2,461,996)

INVESTING ACTIVITIES
Purchase of short-term investments                         (10,591,665)                --                 --
Purchase of long-term investments                           (1,995,000)                --                 --
Purchase of plant, equipment and other fixed assets         (3,499,697)        (1,794,089)        (1,367,801)
Acquisition of Presticom Inc., net of cash acquired                 --         (7,000,399)                --
Acquisition of DeltaComm Corp., net of cash acquired          (262,013)                --                 --
Acquisition of Dynastar product line                        (6,793,850)                --                 --
Other assets                                                     8,039           (617,067)          (372,202)
                                                          ------------       ------------       ------------
Net cash used in investing activities                      (23,134,186)        (9,411,555)        (1,740,003)

FINANCING ACTIVITIES
Stock warrants and options                                   1,272,945            539,392            151,080
Borrowings on line of credit                                        --                 --          2,850,000
Repayments of line of credit                                        --                 --         (2,850,000)
Net proceeds from stock offering                                    --         53,685,880         33,800,721
Repayment of notes payable                                    (297,294)           (73,171)                --
                                                          ------------       ------------       ------------
Net cash provided by financing activities                      975,651         54,152,101         33,951,801
                                                          ------------       ------------       ------------
Net (decrease) increase in cash                            (19,426,016)        39,828,032         29,749,802
Cash and cash equivalents at beginning of year              70,374,310         30,546,278            796,476
                                                          ------------       ------------       ------------
Cash and cash equivalents at end of year                  $ 50,948,294       $ 70,374,310       $ 30,546,278
                                                          ============       ============       ============

                               ACT Networks, Inc.

                                                                           Years ended June 30
                                                              -----------------------------------------------
                                                                  1997              1996              1995
                                                              -----------       ------------      -----------
Supplemental cash flow information:
  Interest and income taxes paid during the year:
    Interest                                                  $    19,298       $     6,387       $   183,725
    Income taxes                                                  173,163             9,787            17,000

Non-cash investing and financing activities:
  Acquisition of Presticom Inc.:
  Fair market value of assets (including goodwill)
    acquired                                                           --         4,456,115                --
  Fair market value of in-process research and
    development                                                        --         5,600,000                --
  Fair market value of liabilities assumed                             --          (887,769)               --
  Issuance of stock                                                    --        (1,280,851)               --
  Cash acquired                                                        --          (887,096)               --

Acquisition of DeltaComm Corporation:
  Fair market value of assets (including goodwill)
    acquired                                                      374,424                --                --
  Fair market value of in-process research and development        700,746                --                --
  Fair market value of liabilities assumed                       (158,115)               --                --
  Issuance of stock                                              (640,000)               --                --
  Cash acquired                                                   (15,042)               --                --
                                                              -----------
                                                                  262,013                --                --
Acquisition of Dynastar product line:                                                    --
  Fair market value of tangible assets acquired                 2,131,764                --                --
  Fair market valuation of intangibles                          4,936,286                --                --
  Liabilities assumed                                            (274,200)               --                --
                                                              -----------
                                                                6,793,850                --                --
                                                              -----------       -----------       -----------
                                                              $ 7,055,863       $ 7,000,399       $        --
                                                              ===========       ===========       ===========

See accompanying notes.

                               ACT Networks, Inc.

                   Notes to Consolidated Financial Statements

1. Significant Accounting Policies

Organization and Operations

ACT Networks, Inc. (the Company) was incorporated in California on May 15, 1987 and reincorporated in Delaware in March 1995. The Company develops, manufactures and markets integrated wide-area network (WAN) access products which use fast packet technologies. The Company's products utilize advanced compression algorithms, access switching capabilities and proprietary integration technologies to build cost-effective, bandwidth efficient WANs.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Results of operations include operations of subsidiaries from date of acquisition.

Cash Equivalents

Short-term investments that are part of the Company's cash management portfolio are classified as cash equivalents and are carried at cost which approximates market value and are considered available for sale. These investments are highly liquid, are of limited credit risk and have original maturities of three months or less.

Short-term Investments

Short-term investments represent marketable securities available for current operations, all of which have been classified as available for sales. These investments, which primarily consist of corporate investment grade bonds and mature within one year, are carried at market value. The unrealized gain or loss on these holdings is not significant. There were no realized gains or losses relating to short-term investments during the year ended June 30, 1997.

                               ACT Networks, Inc.

Concentration of Credit Risks and Significant Customers

Accounts receivable consist primarily of amounts due from various original equipment manufacturers, end users and distributors primarily located in foreign countries. The Company does not require collateral. However, the Company does perform periodic credit evaluations and analysis of the amounts due from its customers. In addition, the Company carries credit insurance on certain foreign accounts receivable, which is subject to certain limits. Included in accounts receivable at June 30, 1997 and 1996 are $10,517,484 and $6,234,438,
respectively, of amounts due from foreign customers. Credit losses have been within management's expectations and management believes that potential uncollectible accounts have been provided for in the financial statements.

The three largest accounts receivable from individual customers represented 11.1%, 9.1% and 5.7% at June 30, 1997 and 18.1%, 11.8% and 7.3% at June 30, 1996
of total accounts receivable, respectively.

Sales included amounts to certain individual customers that exceed 10% of total sales. Sales to one customer represented 11.5% of total sales for 1997, sales to one customer represented 17% of total sales for 1996, and sales to one customer represented 14% of total sales for 1995.

The Company's sales by geographic area are as follows:

                                                 Years ended June 30
                                   ---------------------------------------------
                                      1997               1996           1995
                                   -----------      -----------     ------------
North America                      $12,422,456      $10,568,213     $ 6,907,360
Latin America                       18,935,607        8,025,676       5,317,735
Europe                               5,375,160        3,752,173       2,404,614
Asia Pacific                        12,440,075        6,058,392       5,936,538
                                   -----------      -----------     -----------
                                   $49,173,298      $28,404,454     $20,566,247
                                   ===========      ===========     ===========

                               ACT Networks, Inc.

1. Significant Accounting Policies (continued)

Revenue Recognition

The Company recognizes revenues from product sales upon shipment. The Company's products are generally under warranty against defects and are sold with provisions for certain levels of continuing customer support. The amount of any potential warranty costs or other customer support costs are estimated and provided for in the period of sale.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following:

                                                  1997             1996
                                               ----------       ----------
Purchased parts                               $ 5,673,972       $3,629,460
Sub-assemblies and finished goods               6,588,691        3,779,999
                                              -----------       ----------
                                              $12,262,663       $7,409,459
                                              ===========       ==========

Plant, Equipment and Other Improvements

Plant, equipment and other improvements are stated on the basis of cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or the lease terms, which vary from three to seven years.

Goodwill and Other Intangibles

Goodwill and other intangibles of $4,675,847 and $2,932,450 at June 30, 1997 and 1996 are net of accumulated amortization of $1,028,479 and $271,137, respectively. Goodwill represents the excess of the purchase price over the estimated fair market value of net assets acquired in business combinations and is being amortized over 7 years. Acquisition intangibles represent the fair market valuation of intangibles acquired in business combinations and are being amortized over 5 to 7 years. The other material intangible assets are software licensing agreements being amortized over 3 to 5 years.

                               ACT Networks, Inc.

Long-Lived Assets

Effective July 1, 1996, the Company has adopted the Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). Long-lived assets, such as plant, equipment and intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of these assets may not be recoverable. Current and prior period financial statements have not been affected by the adoption of SFAS 121.

Other Assets

At June 30, 1997, other assets includes a $1,995,000 investment in the initial public offering of Netspeak Corporation. The market value of the investment at June 30, 1997 is approximately $2,137,000 and is carried at cost due to certain trading restrictions.

Accounting for Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Credits and Grants

The Company receives foreign credits and grants from Canada and the Province of Quebec related to research and development expenditures made by its Canadian subsidiary. These amounts are reflected as a reduction of research and development expense in the Company's statement of operations. Amounts receivable as of June 30, 1997 and 1996 of such credits and grants amounted to $180,746 and $454,685, respectively. For the years ended June 30, 1997 and 1996, $76,861 and $143,500 of these credits and grants, respectively, were reflected as a reduction of research and development expense in the accompanying statement of operations.

                               ACT Networks, Inc.

Net Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive. For the year ended June 30, 1995, pursuant to the Securities and Exchange Commission (SEC) Staff Accounting Bulletins, all common and common equivalent shares issued by the Company at an exercise price below the public offering price during the twelve-month period prior to the offering (cheap stock) have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method at the initial public offering price per share and the if-converted method for convertible preferred stock) through the date of the Company's initial public offering, May 2, 1995.

Supplemental earnings per share for the year ended June 30, 1995 was $0.27. Supplemental earnings per share reflects what earnings per share would have been under APB No. 15 if the debt retired with the proceeds from the initial public offering (see note 9) had been retired at the beginning of the period. The weighted average number of shares of common stock whose presumed proceeds are to be used to retire debt are included in this calculation.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (SFAS 128), which is required to be adopted on June 30, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of stock options and will therefore be higher than primary earnings per share. Diluted earnings per share under the new standard is expected to be essentially the same as primary earnings per share amounts calculated under principles currently used. The impact of the adoption of SFAS 128 on earnings per share calculations for the fiscal years ended June 30, 1997 and 1996 is not expected to be material.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

                               ACT Networks, Inc.

Effect of Foreign Currency

The Company translates the assets and liabilities of its foreign subsidiaries at the rate of exchange in effect at the period end. Revenues and expenses are translated using an average of exchange rates in effect during the period. Translation adjustments are recorded as a component of stockholders' equity in the consolidated balance sheet.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

2. Business Acquisitions

On March 11, 1997, the Company acquired the DynaStar family of products from Dynatech Communications, Inc. ("DCI"), a wholly-owned subsidiary of Dynatech Corporation, a Massachusetts corporation ("Dynatech"). The DynaStar product line is a family of compact, flexible, integrated multi-service access switch connectivity products that support extensive multi-protocol WAN connections including TCP/IP, PPP, frame relay, X.25 and ATM. The cash purchase price paid by the Company was approximately $6,444,000. The Company assumed approximately $274,000 of liabilities and recorded transaction costs of approximately $350,000.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets and liabilities acquired. Of the total purchase price, $2,715,108 represented the value of in-process research and development that had not yet reached technological feasibility and was charged to the Company's operations and $2,221,178 represented other intangibles being amortized over 5 to 7 years. The fair market value of the in-process research and development and other intangibles was determined by an independent appraiser. Pro forma financial information is not presented because the pro forma effect of the transaction is not considered material to the Consolidated Statements of Operations.

                               ACT Networks, Inc.

On December 16, 1996, the Company acquired all the issued and outstanding shares of DeltaComm Corporation, an Arizona corporation ("DeltaComm"). DeltaComm is a developer of bandwidth-efficient modems with expertise in the satellite communication industry. The Company paid $158,000 in cash and issued 22,858 shares of common stock of the Company with an estimated fair market value of $640,000. The Company assumed $158,115 of liabilities. Transaction costs were approximately $104,000.

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

On November 30, 1995, ACT Networks, Inc. and Canada Inc., a wholly owned subsidiary of the Company, acquired all the issued and outstanding shares of Presticom Inc., a Canadian corporation ("Presticom"). Presticom is a developer of multiple protocol Frame Relay access devices with expertise in the SNA environment. The aggregate purchase price paid by the Company, including approximately $600,000 in transaction costs, was $9,168,346 consisting of $7,887,495 paid in cash and the issuance of 176,365 shares of common stock of the Company with an estimated fair market value of $1,280,851, representing a 30% discount from the quoted market price at the date of acquisition due to certain trading restrictions placed on the stock pursuant to the agreement.

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

                               ACT Networks, Inc.

3. Line of Credit and Notes Payable

At June 30, 1997, the Company had a loan and security agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank"), which provided for aggregate borrowings up to a maximum of $3,000,000. Under the Loan Agreement, the Company could borrow up to the lesser of $3,000,000 or 75% of eligible accounts receivable (the "Line of Credit").

At June 30, 1997 there were no outstanding balances under the Line of Credit. Interest on the Line of Credit was payable monthly at a rate equal to the Bank's prime rate, which was 8.5% at June 30, 1997, plus 1.5%. The Loan Agreement provided for the issuance of letters of credit in an aggregate amount outstanding up to $500,000. Letters of credit outstanding reduced the amount available under the Line of Credit. At June 30, 1997 and June 30, 1996, no letters of credit were outstanding.

The Loan Agreement contained certain covenants that, among other things, required the Company to maintain certain financial ratios and limit the Company's ability to obtain certain forms of additional debt to repurchase the Company's stock and pay dividends.

Subsequent to June 30, 1997, the line of credit expired on July 5, 1997 and a new line is being negotiated.

4. Income Taxes

The provision for income taxes consists of the following:

                                                       Years ended June 30,
                                          ------------------------------------------
                                              1997            1996            1995
                                          ------------------------------------------
    Current:
      Federal                             $   60,000        $     --        $ 91,307
      State                                   20,000              --          18,659
      Foreign                              1,331,213         274,311              --
                                          ----------        --------        --------
                                           1,411,213         274,311        $109,966
    Deferred:
      Federal                                     --              --         (88,184)
      State                                       --              --              --
      Foreign                                  8,457          20,449              --
                                          ----------        --------        --------
                                               8,457          20,449         (88,184)
                                          ----------        --------        --------
                                          $1,419,670        $294,760        $ 21,782
                                          ==========        ========        ========

                               ACT Networks, Inc.

The Company's foreign and domestic operations had income (loss) before income taxes and eliminations of $3,987,331 and $(1,133,642) for the year ended June 30, 1997 and $871,772 and $(5,994,285) for the year ended June 30, 1996.

A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of income before tax, is as follows:

                                                        Years ended June 30,
                                                  ---------------------------------
                                                  1997           1996          1995
                                                  ----           ----          ----
Statutory federal income tax (benefit) rate        34%            (34)%         34%
Amortization of goodwill                            4               1           --
Non-deductible in process research and
  development                                       8              35           --
Change in valuation allowance                      --              --          (39)
State income taxes                                 --              --            5
Foreign income taxes                               --               5           --
Other                                               3              (2)           2
                                                  ---             ---          ---
                                                   49%              5%           2%
                                                  ===             ===          ===

The tax provision for the years ended June 30, 1997 and 1995 included the application of net operating loss carryforwards which generated tax benefits of approximately $848,000 and $519,000, respectively.

                               ACT Networks, Inc.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                    June 30,
                                                       ---------------------------------
                                                           1997                  1996
                                                       -----------           -----------
Deferred tax assets:
  Technology deposit                                   $    70,858           $   108,390
  Allowance for losses on receivables                      126,517               109,786
  Vacation accruals                                        139,193               108,888
  Depreciation                                             306,025               188,571
  Inventory valuation allowance                            425,150               322,674
  Amortization of intangibles                            1,026,071                    --
  Net operating loss carryforwards                       1,310,938             2,394,364
  Research and development credit carryforwards          1,078,856               630,923
  AMT credits                                               52,162                19,844
  Unicap adjustment                                        106,963                61,510
  Other                                                     63,444                43,598
                                                       -----------           -----------
Total deferred tax assets                                4,706,177             3,988,548

Deferred tax liabilities:
  Software development costs                               (27,188)              (28,138)
  License fee                                             (117,235)             (420,000)
  Prepaid insurance                                        (29,198)             (148,794)
  Federal benefit from State                              (165,094)                   --
                                                       -----------           -----------
Total deferred tax liabilities                            (338,715)             (596,932)
                                                       -----------           -----------
Net deferred tax assets                                  4,367,462             3,391,616
Valuation allowance                                     (4,367,462)           (3,391,616)
Foreign deferred tax liabilities                           (87,260)              (78,803)
                                                       -----------           -----------
                                                       $   (87,260)          $   (78,803)
                                                       ===========           ===========

The net change in the valuation allowance for net deferred tax assets during the year ended June 30, 1997 was approximately $975,000.

                               ACT Networks, Inc.

At June 30, 1997, the Company has net operating loss carryforwards for federal tax purposes of approximately $3,856,000, which expire in 2012. The Company has research and development credit carryforwards of $811,000 and $268,000 for federal and state tax purposes, respectively, that expire through 2010 for federal and 2012 for state.

Included in the valuation allowance balance is $2,728,000 related to the exercise of stock options which are not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the statement of operations.

The Company intends to reinvest the foreign subsidiary's net earnings in the subsidiary's local operations. Accordingly, U.S. taxes have not been provided for such earnings.

5. Stock Option and Purchase Plans

At June 30, 1995 the Company had a 1987 stock option plan and a 1993 stock option plan which provided for granting stock options to key employees, directors, outside consultants and independent contractors. In September 1995, the Company adopted the 1995 stock option/stock issuance plan (the 1995 Plan) and an employee stock purchase plan. The 1995 Plan serves as the successor to the 1987 and 1993 stock option plans and all options outstanding and options available for grant under the 1987 and 1993 stock option plans were incorporated into the 1995 Plan. In September 1996, the Board of directors approved an amendment to the 1995 plan which increased the number of shares authorized thereunder from 1,780,844 to 2,280,844. This increase was approved by the Company's shareholders at the Annual Meeting held in November 1996. In April 1997, the Company's board of directors adopted the 1997 Non-Executive Officer Stock Option/Stock Issuance Plan (the 1997 Plan) which authorized 250,000 shares of common stock for issuance under the plan. The 1997 Plan was amended in July 1997 with an additional 250,000 shares authorized.

Options granted under all stock option plans carry an exercise price of not less than the fair market value of the underlying shares as of the date of the option grant and expire after ten years. The Company executes individual option agreements under the stock option plans and

                               ACT Networks, Inc.

the shares underlying the options generally become vested at 24% of the total grant after the completion of the first 12 full months of employment and 2% per month thereafter.

The following is a summary of all stock option activity for the three years ended June 30, 1997:

                                             Exercise
                                               Price            Number
                                             Per Share         of Shares
                                            ----------        -----------
          Outstanding at June 30, 1994       .07- 1.05            579,928
            Granted                         1.75- 4.90            263,000
            Canceled                         .70- 4.90            (25,303)
            Exercised                        .70- 1.75           (167,740)
                                                               ----------
          Outstanding at June 30, 1995       .07- 4.90            649,885
            Granted                         8.25-23.88          1,073,458
            Canceled                         .70-23.88            (31,612)
            Exercised                        .70-17.25           (269,407)
                                                               ----------
          Outstanding at June 30, 1996       .07-23.88          1,422,324
            Granted                        11.00-35.00          1,744,738
            Canceled                         .70-35.00           (936,494)
            Exercised                        .70-17.25           (109,852)
                                                               ----------
          Outstanding at June 30, 1997       .07-23.88          2,120,716
                                                               ==========

At June 30, 1997, the Company has authorized a total of 2,280,844 shares of common stock for issuance under the 1995 Plan and 500,000 shares under the 1997 Plan. At June 30, 1997, 228,728 shares remain available for grant and 2,052,116 are reserved for issuance upon the exercise of outstanding options and options available for grant under the 1995 Plan and 431,400 shares remain available for grant and 68,600 shares are reserved for issuance upon the exercise of outstanding options under the 1997 Plan.

On June 10, 1997, the Company's Board of Directors implemented a cancellation/regrant program for options issued under the 1995 plan, whereby holders of certain stock options were offered the opportunity to cancel certain existing options and receive a grant of a new option to purchase the same number of unexercised shares at the closing stock price of ACT stock on June 10, 1997, or 16 5/8 per share. All options previously granted to each

                               ACT Networks, Inc.

5. Stock Option and Purchase Plans (continued)

employee at the higher price which were repriced were canceled. The new options granted were subject to the same vesting schedule as the previous options (i.e., the employee did not lose any vesting by getting the new options) except that any vesting which may have already occurred under the previous options would be forfeited unless the optionee remains in the Company's employ through June 9, 1998.

The Company has an employee stock purchase plan whereby, in accordance with
Section 423 of the Internal Revenue Code, eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company's common stock at the lower of 85% of the fair market value of common stock on the first or last day of the offering period. 20,910 shares were issued under this plan for the year ended June 30, 1997. There are 129,089 shares authorized and available for future issuance under this plan.

Fair Value Disclosures

Stock option grants are set at the closing price of the Company's common stock on the date of grant and the related number of shares granted are fixed at that point in time. Therefore under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS No. 123, "Accounting for Stock-Based Compensation", requires the use of option valuation models to provide supplemental information regarding options granted after fiscal 1995. Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options and shares sold under its stock purchase plan under the fair value method of that statement.

The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.61% and 6.22%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 65%, and expected life of the options of 4 years. These assumptions resulted in weighted-average fair values of $9.62 and $7.99 per share for stock options granted in 1997 and 1996, respectively.

                               ACT Networks, Inc.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income for 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows:


         Years ended June 30,                      1997                1996
         --------------------                  -----------         -----------
         Pro forma net loss                    $(2,412,175)        $(7,107,878)
         Pro forma loss per share:
           Primary                                  $(0.26)             $(0.97)

6. Product Development Agreement

In 1994, the Company executed a product development agreement with Promon Technical Services, Inc. (PST) a company under the control of Promon International, Inc. The deemed fair value of the contracted development effort was estimated to be approximately $350,000. Of the $350,000 development contract, $50,000 was recorded as research and development expense in the year ended June 30, 1994, and the remaining $300,000 was recorded as a contra-equity account to be charged to research and development expense over the development period. For the year ended June 30, 1995, the Company charged $255,000 of the $300,000 to research and development expense based on the efforts expended during the year. The remaining $45,000 was charged to research and development in the year ended June 30, 1996.

                               ACT Networks, Inc.

7. Commitments

The Company leases its office, manufacturing facility and certain equipment under noncancelable lease agreements. The office and manufacturing facility lease is subject to annual increases based on the Consumer Price Index. Future minimum lease payments are as follows:


Fiscal Years ended June 30,
---------------------------
          1998                                     $  845,598
          1999                                        758,058
          2000                                         84,576
          2001                                         28,192
                                                   ----------
                                                   $1,716,424
                                                   ==========

Rental expense under operating leases was $668,285, $491,832, and $537,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

8. Employees' Retirement Plan

In 1994, the Company established a 401(k) Plan (the Plan) covering substantially all of its full-time employees. Employees may make voluntary contributions to the Plan. The Company may voluntarily contribute a percentage of the employee's contribution, at its discretion, subject to certain limitations. The Company contributed $30,110 to the Plan during the year ended 1997 and made no contributions to the Plan during the years ended 1996 and 1995.

9. Stockholders' Equity

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

                               ACT Networks, Inc.

9. Stockholders' Equity (continued)

In June 1996, the Company completed a secondary public offering of 1,510,000 shares of the Company's unissued common stock and 1,490,000 shares of its outstanding common stock being offered by certain selling stockholders at $38.00 per share.

10. Geographic Information

Information about the Company's operations in the United States and Canada is as follows:

                                                         Years ended June 30,
                                         --------------------------------------------------
                                             1997               1996              1995
                                         ------------       ------------       ------------
Sales to unaffiliated customers:
  United States                          $ 42,495,580       $ 25,647,700       $ 20,566,247
  Canada                                    6,677,718          2,757,044                 --
Transfers between geographic areas:
  United States                               401,920            254,134                 --
  Canada                                    7,570,901            975,910                 --
Adjustments and eliminations               (7,972,821)        (1,230,334)                --
                                         ------------       ------------       ------------
Total revenues                           $ 49,173,298       $ 28,404,454       $ 20,566,247
                                         ============       ============       ============

Operating profit (loss):
  United States                          $ (4,436,940)      $ (7,219,838)      $  1,215,331
  Canada                                    3,963,884            877,933                 --
Adjustments and eliminations                   48,859           (309,858)                --
                                         ------------       ------------       ------------
Total operating profit (loss)            $   (424,197)      $ (6,651,763)      $  1,215,331
                                         ============       ============       ============

Operating profit (loss) represents total revenue less operating expenses directly attributable to each geographic area and does not include interest and other income or interest expense. Included in the operating loss for the United States are write-offs of in-process research and development of $3,415,854 and $5,600,000 for the years ended June 30, 1997 and June 30, 1996, respectively. Intercompany sales and transfers are recorded at cost plus a normal mark up.

                               ACT Networks, Inc.

Information about the Company's identifiable assets in each geographic area is as follows:

                                              Years ended June 30,
                                      -----------------------------------
                                          1997                   1996
                                      ------------           ------------
Identifiable assets:
  United States                       $ 92,614,633           $ 88,334,549
  Canada                                 7,479,875              3,598,966
Adjustments and eliminations            (4,074,498)            (1,144,019)
                                      ------------           ------------
Total identifiable assets             $ 96,020,010           $ 90,789,496
                                      ============           ============

Identifiable assets are those assets of the Company that are identified with the operations in each geographic area. Canada's identifiable assets include accounts receivable of approximately $2,473,170 and $1,232,505 denominated in foreign currencies at June 30, 1997 and June 30, 1996, respectively.

                               ACT Networks, Inc.

11. Quarterly Operating Data (Unaudited)

The following is a summary of unaudited quarterly results of operations:

                                                                 Quarter
                                     ----------------------------------------------------------------
                                       First            Second*           Third*             Fourth
                                     --------          --------          --------           ---------
                                                 (In Thousands Except Per Share Data)
Year ended June 30, 1997:
  Net sales                          $ 10,169          $ 11,904          $ 13,652           $ 13,448
  Gross profit                          5,718             6,690             7,836              7,497
  Net income (loss)                     1,291             1,115            (1,036)               113
                                     --------          --------          --------           --------
Net income (loss) per share          $   0.13          $   0.11          $  (0.11)          $    .01
                                     ========          ========          ========           ========

                                                                Quarter
                                     ------------------------------------------------------------
                                      First            Second*            Third           Fourth
                                     -------           -------           -------          -------
                                               (In Thousands Except Per Share Data)
Year ended June 30, 1996:
  Net sales                          $ 5,102           $ 6,167           $ 8,030          $ 9,105
  Gross profit                         2,642             2,476             4,143            5,128
  Net income (loss)                     (211)           (6,656)              395              745
                                     -------           -------           -------          -------
Net income (loss) per share          $ (0.03)          $ (0.92)          $  0.05          $  0.09
                                     =======           =======           =======          =======

-----------------
* Included in the Company's net income (loss) for the third and second quarters of 1997 and the second quarter of 1996 are charges of $2,715,108, $700,746 and $5,600,000, respectively, due to the write-off of in-process research and development purchased in connection with acquisitions (see Note 2).

12. Subsequent Events (unaudited)

In August 1997, the Company acquired certain assets of Sourcecom, Inc, a developer of high performance broadband access devices. The cash purchase price paid by the Company was $8,600,000. The acquisition will be accounted for under the purchase method of accounting.

                               ACT NETWORKS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                        Three years ended June 30, 1997

                                                                     Additions              Deductions
                                                              -------------------------    -------------
                                                                             Charged to      Amounts
                                                                                Other       Charged to
                                              Balance at      Charged to       Accounts       Reserve      Balance at
                                              Beginning       Costs and       (Primarily       Net of       End of
                                              of Period        Expense       Gross Sales)  Reinstatement    Period
                                              ---------       ----------    -------------  -------------   ----------
Year ended June 30, 1995
  Reserves and allowance deducted from
    asset accounts
      Allowance for doubtful items            $ 56,566          $ 4,132         $     --      $ (2,312)      $ 63,000
                                              ========          =======         ========      ========       ========

Year ended June 30, 1996
  Reserves and allowance deducted from
    asset accounts
      Allowance for doubtful items            $ 63,000          $20,000         $     --      $ 20,000       $ 63,000
      Other (sales return reserve)                  --               --          425,000       201,000        224,000
                                              --------          -------         --------      --------       --------
                                              $ 63,000          $20,000         $425,000      $221,000       $287,000
                                              ========          =======         ========      ========       ========
Year ended June 30, 1997
  Reserves and allowance deducted from
    asset accounts
      Allowance for doubtful items            $ 63,000          $59,000         $128,000      $ 31,000       $219,000
      Other (sales return reserve)             224,000               --           63,000        95,000        192,000
                                              --------          -------         --------      --------       --------
                                              $287,000          $59,000         $191,000      $126,000       $411,000
                                              ========          =======         ========      ========       ========