Form 10-Q
period 1997-09-30
ACT NETWORKS INC
filed 1997-11-14
CIK 942132

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM             TO
                                      ------------   -------------

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

           YES     X                        NO
              -----------                     -----------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

           YES                             NO
              -----------                     -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

AS OF NOVEMBER 7, 1997, THERE WERE 9,206,470 SHARES OF COMMON STOCK OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

================================================================================

                                TABLE OF CONTENTS

                                                                                       PAGE
PART I.    FINANCIAL INFORMATION                                                     NUMBER
           Item 1.   Financial Statements

                         Condensed Consolidated Balance Sheets as of
                         September 30, 1997 and June 30, 1997.............................3

                         Condensed Consolidated Statements of Operations
                         for the Three Month Periods Ended
                         September 30, 1997 and 1996......................................4

                         Condensed Consolidated Statements
                         of Cash Flows for the Three Month Periods Ended
                         September 30, 1997 and 1996......................................5

                         Notes to Condensed Consolidated
                         Financial Statements.............................................6

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations........................8

PART II.   OTHER INFORMATION

           Item 1    Legal Proceedings...................................................14

           Item 2    Changes in Securities and Use of Proceeds...........................14

           Item 3    Defaults upon Senior Securities.....................................14

           Item 4    Submission of Matters to a Vote of Securityholders..................14

           Item 5    Other Information.  Risk Factors....................................14

           Item 6.   Exhibits and Reports on Form 8-K....................................20

SIGNATURE................................................................................23

EXHIBIT INDEX............................................................................24

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

                               ACT NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30,           JUNE 30,
                                                                     1997                   1997
                                                                 ------------------------------------
                                                                  (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                     $  33,231,632         $  50,948,294
   Short-term investments                                           12,059,622            10,591,665
   Accounts receivable, less allowances of $486,000
      in September and $411,000 in June                             18,101,472            14,792,162
   Inventory                                                        15,014,286            12,262,663
   Prepaid expenses                                                    963,530               501,717
   Deposits                                                             88,762                43,595
                                                                 -------------         -------------
Total current assets                                                79,459,304            89,140,096
Plant, equipment and other improvements:
   Machinery and equipment                                           6,458,727             6,032,790
   Furniture and fixtures                                              755,488               481,725
   Computer software                                                 1,579,498             1,416,511
   Leasehold improvements                                              881,035               675,097
                                                                 -------------         -------------
                                                                     9,674,748             8,606,123
   Accumulated depreciation and amortization                         4,366,132             3,846,797
                                                                 -------------         -------------
                                                                     5,308,616             4,759,326
Goodwill and other intangibles                                       5,722,075             4,675,847
Other assets                                                         2,103,761             2,120,588
                                                                 -------------         -------------
Total assets                                                     $  92,593,756         $ 100,695,857
                                                                 =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                              $   5,774,929         $   3,113,503
   Accrued expenses                                                  1,674,097             1,530,315
   Accrued vacation                                                    410,137               514,116
   Accrued commissions                                                 282,022               333,514
   Income taxes payable                                                782,736             1,579,353
   Deferred income taxes                                                81,430                87,260
                                                                 -------------         -------------
Total current liabilities                                            9,005,351             7,158,061

Long-term debt

Stockholders' equity:
   Common stock and additional paid-in capital;
     $.001 par value:
      Authorized - 40,000,000
      Issued and outstanding - 9,303,986
         and 9,203,986 in September and
         9,270,949 in June                                         100,387,467           100,088,339
   Treasury stock at cost                                           (1,304,375)
   Accumulated deficit                                             (15,494,687)           (6,550,543)
                                                                 -------------         -------------
Total stockholders' equity                                          83,588,405            93,537,796
                                                                 -------------         -------------
Total liabilities and stockholders' equity                       $  92,593,756         $ 100,695,857
                                                                 =============         =============

                             See accompanying notes.

                               ACT Networks, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                      -------------
                                                 1997                1996
                                                 ----                ----
Net sales                                    $ 13,020,587         $10,168,945

Expenses:
  Cost of goods sold                            5,698,845           4,450,943
  Research and development                      3,822,002           1,545,949
  Sales and marketing                           3,589,926           2,223,280
  General and administrative                    2,095,360             995,714
  In-process research and development           6,750,000                  --
                                             ------------         -----------
                                               21,956,133           9,215,886
                                             ------------         -----------
Income (loss) from operations                  (8,935,546)            953,059

Other:
  Interest and other income, net                  468,375             841,290
                                             ------------         -----------

Income (loss) before income taxes              (8,467,171)          1,794,349
Provision for income taxes                        478,971             503,724
                                             ------------         -----------
Net income (loss)                            $ (8,946,142)        $ 1,290,625
                                             ============         ===========

Net income (loss) per share                  $      (0.97)        $      0.13
                                             ============         ===========
Shares used in computing net income
  (loss) per share                              9,234,828           9,983,377
                                             ============         ===========

                             See accompanying notes

                               ACT Networks, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                THREE MONTHS
                                                             ENDED SEPTEMBER 30,
                                                          1997                 1996
                                                          ----                 ----
OPERATING ACTIVITIES
Net income (loss)                                    $ (8,946,142)        $  1,290,625
Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Depreciation and amortization                        773,107              401,777
     Provision for allowances on accounts
     receivable                                            75,000
     Write-off of in-process research and
     development                                        6,750,000
     Changes in operating assets and
     liabilities:
         Accounts receivable                           (3,384,310)             301,000
         Inventory                                     (2,451,623)            (892,982)
         Prepaid expenses and deposits                   (506,980)            (252,326)
         Accounts payable, accrued expenses
          and income taxes payable                      1,847,290            2,411,170
                                                     ------------         ------------
Net cash provided by (used in) operations              (5,843,658)           3,259,264

INVESTING ACTIVITIES
Purchase of short-term investments                     (1,306,218)                  --
Purchase of plant, equipment and other fixed
 assets                                                  (818,625)            (617,620)
Acquisition of Sourcecom assets                        (8,600,000)                  --
Other assets                                               16,827               82,500
                                                     ------------         ------------
Net cash used in investing activities                 (10,708,016)            (535,120)

FINANCING ACTIVITIES
Stock warrants and options                                139,387               53,323
Purchase of treasury stock                             (1,304,375)                  --
Repayment of notes payable                                     --              (94,134)
                                                     ------------         ------------
Net cash used in financing activities                  (1,164,988)             (40,811)

Net increase (decrease) in cash                       (17,716,662)           2,723,922
Cash and cash equivalents at beginning of
 the period                                            50,948,294           70,374,310
                                                     ------------         ------------
Cash and cash equivalents at end of the
 period                                              $ 33,231,632         $ 73,098,232
                                                     ============         ============

                             See accompanying notes

                               ACT NETWORKS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.      BUSINESS ACQUISITION

On August 11, 1997, the Company acquired the assets of Sourcecom, Inc., a developer of high performance broadband access devices. The cash purchase price paid by the Company was approximately $8,000,000. The Company recorded transaction costs of $600,000.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the acquired assets were recorded at their estimated fair market values at the date of acquisition. The purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets acquired. Of the total purchase price, $6,750,000 represented the value of in-process research and development that had not yet reached technological feasibility and was charged to the Company's operations. Other intangible assets acquired were developed technology valued at $1,050,000 and assembled work force valued at $250,000 which will be amortized over 5 years. The fair market value of the in-process research and development and other intangibles was determined by an independent appraiser. Developed technology represents technology which has reached technological feasibility and relates to products which have been generating revenues. Pro forma financial information is not presented because the pro forma effect of the transaction is not considered material to the Consolidated Statements of Operations.

3.      INVENTORIES

The components of inventory consist of the following:

                                                           September 30, 1997        June 30, 1997
                                                           ------------------        -------------
Purchased parts.................................              $   6,947,156          $   5,673,972
Sub-assemblies; finished goods..................                  8,067,130              6,588,691
                                                              -------------          -------------
                                                              $  15,014,286          $  12,262,663
                                                              -------------          -------------

                               ACT NETWORKS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS(CONTINUED)
                                   (Unaudited)

4.      TREASURY STOCK

During August 1997, the Company purchased 100,000 shares of its own Common Stock in the open market at an average price of $13.04 per share. The purchases were recorded at cost as a reduction of Stockholders' Equity.

5.      NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (SFAS 128), which is required to be adopted on June 30, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of stock options and will therefore be higher than primary earnings per share. Diluted earnings per share under the new standard is expected to be essentially the same as primary earnings per share amounts calculated under principles currently used. The impact of the adoption of SFAS 128 on earnings per share calculations for the quarters ended September 30, 1997 and 1996 is not expected to be material.

6.      INCOME TAXES

The provision for income taxes for the three months ended September 30, 1997 totaled approximately $479,000. The provision for income taxes for the three months ended September 30, 1996 was approximately $504,000. The provision for income taxes differs from the federal statutory rate due primarily to the foreign income taxes related to the Company's Canadian subsidiary and to reductions in the valuation allowance attributable to the use of federal and state net operating losses carried forward from previous periods.

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

GENERAL

         ACT was founded in May 1987 to design, manufacture and market wide area network communication products incorporating advanced compression and integration technologies. In the third quarter of fiscal 1989, the Company shipped its first integrated product, a point-to-point multiplexer designed for use on a voice-band analog circuit. In the third quarter of fiscal 1991, the Company began shipping a point-to-point integrated multiplexer designed for use over digital leased lines. In the third quarter of fiscal 1993, the Company introduced its first integrated Frame Relay access product line (ACTNet). The Company introduced its wireless Frame Relay access product line (SkyFrame) in the first quarter of fiscal 1996. The Company's multiprotocol data line of products was acquired in the second quarter of fiscal 1996 with the acquisition of Presticom. In the third quarter of fiscal 1997, the Company acquired a multi-service access switch connectivity line of products with the acquisition of the DynaStar product family from Dynatech. In the first quarter of fiscal 1998, the Company acquired certain assets of Sourcecom, Inc., a developer of high performance broadband access devices.

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

         Sales to customers outside of North America accounted for approximately 63% and 75% of the Company's net sales for the fiscal years ended June 30, 1996 and 1997, respectively, and approximately 79% for the three months ended September 30, 1997. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. In addition, the Company believes that a majority of its sales to customers inside North America represent sales of products which are used or resold in markets outside of North America. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, problems and delays in collecting accounts receivable and economic downturns in foreign markets. A significant number of the Company's products are sold or installed in countries, including several in South America and Asia, where political or economic issues could adversely affect the purchasing decision of the customer. In addition, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

         A small number of customers have historically accounted for a substantial portion of the Company's net sales. In particular, Comsat Brazil accounted for approximately 11.5% of the Company's net sales for the fiscal year ended June 30, 1997 and approximately 6.2% for the three months ended September 30, 1997. In addition, IMPSAT accounted for approximately 10% and 8.3% of net sales for the fiscal years ended June 30, 1996 and June 30, 1997, respectively, and approximately 13.2% for the three months ended September 30, 1997. During those periods the Company's five largest customers accounted for 43% and 36% and 26%, respectively, of net sales. Any reduction, delay or change in orders from such customers could have a material adverse effect on the Company's business.

ACQUISITIONS

         In November 1995, the Company acquired all the outstanding shares of Presticom, a developer of multiprotocol Frame Relay access devices. The Company recorded an acquisition cost of approximately $9.1 million, of which approximately $7.3 million in cash and 176,365 shares of Common Stock represented the consideration paid to Presticom's shareholders and of which approximately $0.6 million represented transaction expenses. As a result of the acquisition, the Company expensed approximately $5.6 million in the quarter ended December 31, 1995 as acquired in-process research and development and is amortizing approximately $2.1 million of goodwill over seven years.

         In December 1996, the Company acquired all the outstanding shares of DeltaComm Corporation, a developer of bandwidth-efficient modems with expertise in the satellite communications industry. The aggregate purchase price paid by the Company was approximately $797,000 consisting of $158,000 paid in cash and the issuance of 22,858 shares of Common Stock of the Company with an estimated fair market value of $640,000. The Company recorded transaction expenses of approximately $104,000. As a result of the acquisition, the Company expensed approximately $701,000 in the quarter ended December 31, 1996 as acquired in-process research and development and is amortizing approximately $236,000 of goodwill over seven years.

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

         In August 1997, the Company acquired certain assets of Sourcecom, Inc. a developer of high performance broadband access devices. The cash purchase price paid by the Company was approximately $8.0 million and the Company incurred approximately $0.6 million in acquisition costs. As a result of the acquisition, the Company expensed approximately $6.7 million in the quarter ended September 30, 1997 as acquired in-process research and development and will amortize other acquired intangibles of approximately $1.3 million over five years. In connection with this acquisition, the Company hired approximately 30 employees, principally in engineering. The Company intends to spend resources converting certain Sourcecom products to create a family of gateway service devices. There can be no assurance as to the results of this product development.

RESULTS OF OPERATIONS

         The following table sets forth for the years indicated, the percentages of net sales represented by each item in the Company's statement of operations.

                                                             Three Months Ended September 30,
                                                             --------------------------------
                                                                   1997         1996
                                                                   ----         ----
Net sales  .................................................       100.0%       100.0%
Cost of goods sold..........................................        43.8         43.8
                                                                   -----        -----
Gross profit................................................        56.2         56.2
Operating expenses:
   Research and development.................................        29.3         15.2
   Sales and marketing......................................        27.6         21.9
   General and administrative...............................        16.1          9.8
   In-process research and development......................        51.8
                                                                   -----        -----
Total operating expenses....................................       124.8         46.9
                                                                   -----        -----
Income (loss) from operations...............................       (68.6)         9.3
Net interest and other income...............................         3.6          8.3
                                                                   -----        -----
Income (loss) before taxes..................................       (65.0)        17.6
Provision for income taxes..................................         3.7          4.9
                                                                   -----        -----
Net income (loss)...........................................       (68.7)        12.7
                                                                   -----        -----

Net Sales

         Net sales increased 28.0% to $13.0 million for the quarter ended September 30, 1997 from $10.2 million for the quarter ended September 30, 1996 due to increased unit sales of the Company's Frame Relay access products. The Company's customers may be divided into two categories: enterprise and carrier. Carrier customers would include inter-exchange carriers, competitive access providers, international record carriers, satellite service providers, Frame Relay service providers and regional Bell operating companies. For the quarter ended September 30, 1997, sales to enterprise customers were approximately $9.5 million, or 72.7% of net sales, and sales to carrier customers were approximately $3.5 million, or 27.3% of net sales. For the quarter ended September 30, 1996, sales to enterprise customers were approximately $9.2 million, or 91.0% of net sales, and sales to carrier customers were approximately $0.9 million, or 9.0% of net sales.

         The two categories of customers operate either terrestrial or wireless networks. For the quarter ended September 30, 1997, sales of products into terrestrial and wireless networks were approximately $8.4 million, or 64.3% of net sales, and $4.6 million, or 35.7% of net sales, respectively. For the quarter ended September 30, 1996, sales of products into terrestrial and wireless networks were approximately $7.2 million, or 70.9% of net sales, and $3.0 million, or 29.1% of net sales, respectively. Sales to enterprise customers operating terrestrial Frame Relay access systems continue to be the cornerstone of the Company's sales with carrier customer and wireless system sales representing an increasing percentage of total net sales.

         Net sales increased 99.3% to $10.2 million for the three months ended September 30, 1996 from $5.1 million for the three months ended September 30, 1995. The increase was primarily due to increased sales of the Company's Frame Relay products. In addition, products produced by the Company's Canadian subsidiary accounted for $1.8 million, or 35.6%, of the increase in net sales. Net sales of Frame Relay products were $9.3 million and $3.0 million for the three months ended September 30, 1996 and September 30, 1995, respectively. Net sales of point-to-point products and OEM products represented a decreasing percentage of net sales.

Gross Profit

         Gross profit represents net sales less the cost of goods sold, which includes cost of materials, manufacturing overhead costs and direct labor expenses. The Company's gross profit was $7.3 million, or 56.2% of net sales, for the three months ended September 30, 1997 compared to $5.7 million, or 56.2% of net sales, for the three months ended September 30, 1996. Gross profit increased due to increased product sales, but remained constant as a percentage of net sales.

         The Company's gross profit was $5.7 million, or 56.2% of net sales, for the three months ended September 30, 1996 compared to $2.5 million, or 48.3% of net sales, for the three months ended September 30, 1995. The increase in gross profit as a percentage of net sales was primarily attributable to an increase in Frame Relay product sales and a decrease in sales of OEM products which typically sell at a lower gross margin.

         In the future, gross profit may be affected by price competition and discounts, product mix, product configuration, changes in unit volume, cost of components and manufacturing and other factors.

Operating Expenses

Research and development. Research and development expense increased to $3.8 million, or 29.3% of net sales, for the three months ended September 30, 1997 from $1.5 million, or 15.2% of net sales, for the three months ended September 30, 1996. Approximately $1.6 million of the increase was attributable to the cost of personnel for the development of new products and enhancement of existing products, primarily as a result of the development of products acquired in the Dynatech and Sourcecom acquisitions, while the remainder of the increase was primarily attributable to consultant fees, the cost of materials and depreciation expense.

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

         While the actual amount expended will depend upon a variety of factors, the Company anticipates increasing research and development expenses in the near term. In particular, the Company anticipates increasing research and development expenses related to the development of gateway service products acquired in the Sourcecom acquisition..

Sales and marketing. Sales and marketing expense increased to $3.6 million, or 27.6% of net sales, for the three months ended September 30, 1997 from $2.2 million, or 21.9% of net sales, for the three months ended September 30, 1996. Sales and marketing expense increased to $2.2 million, or 21.9% of net sales, for the three months ended September 30, 1996 from $1.4 million, or 27.6% of net sales, for the three months ended September 30, 1995. These increases were primarily attributable to the addition of personnel and increased marketing activities. The Company anticipates continuing to add sales personnel and increasing sales and marketing expenses in the near term.

General and administrative. General and administrative expense increased to $2.1 million, or 16.1% of net sales, for the three months ended September 30, 1997 from $1.0 million, or 9.8% of net sales, for the three months ended September 30, 1996. The acquisitions of Dynatech and Sourcecom contributed significantly to an increase in general and administrative expense without a commensurate increase in sales.

         General and administrative expense increased to $1.0 million, or 9.8% of net sales, for the three months ended September 30, 1996 from $0.6 million, or 11.8% of net sales, for the three months ended September 30, 1995. General and administrative expense will be impacted by approximately $260,000 per year for five years commencing October 1, 1997, $424,000 per year for five to seven years commencing March 11, 1997 and by $300,000 per year for seven years commencing November 30, 1995 due to amortization of goodwill and other intangibles associated with the acquisitions of the Sourcecom assets, the Dynastar product family and Presticom, respectively. Amortization expense relating to acquisitions was approximately $181,000 and $75,000 during the quarters ended September 30, 1997 and September 30, 1996, respectively.

         The Company expects to continue to expand its operations, resulting in potentially substantial dollar increases in each category of operating expenses. The Company's operating results and net income will be adversely affected to the extent that net sales and gross profits do not increase sufficiently to offset such increased expenses.

Net interest and other income (expense)

         Net interest income was approximately $468,000 for the three months ended September 30,1997 compared to net interest income of approximately $841,000 for the three months ended September 30, 1996. This decrease was primarily attributable to the decrease in invested funds due to acquisitions in fiscal 1997 and the first quarter of fiscal 1998.

Income Taxes

         The provision for income taxes for the three months ended September 30, 1997 totaled approximately $479,000. The provision for income taxes for the three months ended September 30, 1996 was approximately $504,000. The provision for income taxes differs from the federal statutory rate due primarily to the foreign income taxes related to the Company's Canadian subsidiary and to reductions in the valuation allowance attributable to the use of federal and state net operating losses carried forward from previous periods. A portion of future reductions in the valuation allowance attributed to tax deductions related to the exercise of stock options will be recorded in equity and will not be reflected as a reduction in the tax provision. Subject to certain limitations, the Company has a research and development tax credit carryforward and federal and state operating loss carryforwards, a portion of which it expects to apply against its tax liability for fiscal 1998. If the Company generates profits, the net operating loss carryforwards and research and development tax credit carryforward will be utilized and the Company's effective tax rates will increase.

Inflation/Accounting Pronouncements

         Although management cannot accurately anticipate the effect of inflation on its operations, to date inflation has not had a material effect on product sales or results of operations. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (SFAS
128), which is required to be adopted on June 30, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of stock options and will therefore be higher than primary earnings per share. Diluted earnings per share under the new standard is expected to be essentially the same as primary earnings per share amounts calculated under principles currently used. The impact of the adoption of SFAS 128 on earnings per share calculations for the quarters ended September 30, 1997 and 1996 is not expected to be material.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations primarily from the sale of stock and sales of the Company's products. For the three months ended September 30, 1997, the Company's operating activities used cash of approximately $5.8 million. At September 30, 1997, the Company had approximately $70.5 million in working capital, including $33.2 million in cash and cash equivalents.

         Capital expenditures relating primarily to the purchase of computer equipment, test equipment, computer software and leasehold improvements amounted to approximately $0.8 million for the three months ended September 30, 1997. The Company currently has no material commitments for capital expenditures.

However, the Company anticipates spending between $3.5 million and $5.0 million during the next 12 months to acquire test equipment, computer equipment, office furniture, leasehold improvements and tooling.

         The Company has a loan and security agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank"), which provides for aggregate borrowings up to a maximum of $3,000,000. Under the Loan Agreement, the Company may borrow up to the lesser of $3,000,000 or 75% of eligible accounts receivable (the "Line of Credit"). The Line of Credit expires July 5, 1998. At September 30, 1997 there was no outstanding balances under the Line of Credit. Interest on the Line of Credit is payable monthly at a rate equal to the Bank's prime rate, which was
8.5 % at September 30, 1997, plus 1.5%. The Loan Agreement provides for the issuance of letters of credit in an aggregate amount outstanding up to $500,000. Letters of credit outstanding reduce the amount available under the Line of Credit. At September 30, 1997 and September 30, 1996, no letters of credit were outstanding.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.  NONE.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

             The effective date of the Company's first registration statement (the "Registration Statement") filed on Form S-1 (Registration No. 33-90394) under the Securities Act of 1933, as amended, was May 2, 1995. The class of securities registered was Common Stock. The offering commenced on May 2, 1995 and all securities were sold in the offering. The managing underwriters for the offering were Hambrecht & Quist, LLC and Wessels, Arnold & Henderson, LLC.

              Pursuant to the Registration Statement, the Company registered 2,905,000 shares of Common Stock for its account at an aggregate price of $37,765,000 and sold all 2,905,000 shares for an aggregate offering price of $37,765,000, and registered 200,000 shares of Common Stock for the account of certain selling stockholders at an aggregate price of $2,600,000 and sold all 200,000 shares for an aggregate offering price of $2,600,000.

              The Company incurred expenses of $3,938,813, of which $2,643,550 represented underwriting discounts and commissions and $1,295,263 represented other expenses. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company after total expenses was $33,826,187,

              Of the net proceeds from the offering, $3,147,812 was used for the purchase and installation of machinery and equipment, $18,758,101 was used for the acquisition of other businesses, $2,660,361 was used for the repayment of indebtedness, $6,243,038 was used for working capital, $129,375 was used for directors and officers insurance, $750,000 was used to license software and $2,137,500 was invested in Netspeak, Corp. All of the above uses of net proceeds represented direct or indirect payments to others.

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

                                  RISK FACTORS

The following Risk Factors should be considered carefully in addition to the other information contained in this Report:

Fluctuations in Quarterly Operating Results. The Company has experienced and may in the future experience significant fluctuations in net sales and operating results from quarter to quarter as a result of a number of factors including, without limitation, the volume and timing of orders from, and shipments to, major customers; market acceptance of the Company's products; the rate of end-user adoption of voice over Frame Relay; the ability of the Company's customers, particularly international customers, to obtain financing for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; variations in the Company's sales channels or the mix of product sales; the timing of new product announcements and product introductions by the Company or its competitors; product obsolescence resulting from new product introductions or changes in customer demand; the availability and cost of supplies; the financial stability of major customers; expenses associated with the acquisition of technologies or businesses; changes in regulatory requirements; the development of public telecommunications infrastructures, particularly in international markets; and currency fluctuations. While the Company regularly engages in price discounting, significant discounts in a particular quarter could adversely affect the results of operations for such quarter. In addition, significant and continuing discounts due to competition or other factors could adversely affect the Company's business, operating results and financial condition. The Company has generally not experienced seasonality in its net sales, although the Company has from time to time experienced decreased net sales to customers in Europe in the third calendar quarter of each year and has experienced some decreases in net sales in other international markets during certain periods during the year. Due to all of the foregoing factors, in certain quarters the Company's operating results have been, and it is likely that in some future periods the Company's operating results will be, below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock has been and in the future could be materially adversely affected. For example, in quarters in both fiscal 1996 and 1997 and in the first quarter of fiscal 1998, the Company's net sales decreased when compared to the preceding quarter and, as a result, the Company's results of operations and the price of the Company's Common Stock were adversely affected. Quarterly results are not necessarily indicative of future performance for any particular period, and there can be no assurance that the Company will attain growth in net sales or profitability on a quarterly or annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

           Technological Change, Changing Markets and New Products. The market for the Company's products is characterized by rapid technological advances, evolving industry standards, frequent new product introductions and enhancements, and significant price competition. The introduction of products involving superior or alternative technologies, the emergence of new industry standards, governmental regulations, changes in a market's pricing structure and other factors could render the Company's existing products, as well as products under development, obsolete and unmarketable in one or more markets which could adversely affect the Company's business, operating results and financial condition. The Company has experienced instances where one or more of those factors resulted in a significant decrease in sales of the Company's products in particular markets or resulted in new products becoming obsolete or unmarketable. For example, a rapid decline in the market for certain point-to-point products resulted in reduced sales and an inventory write-down in the quarter ended December 31, 1995.

           The markets for the Company's existing and proposed products are emerging or developing. These markets may not continue to develop, whether as a result of competition, technological change, market forces or otherwise. The Company's future operating results will be dependent in part upon the development and growth of these markets. There can be no assurance that such markets will develop. Even if such markets develop, the Company's success will depend, in part, on the viability of the Company's products in such markets, and the ability of the Company to develop effective distribution channels to address these markets. There can be no assurance that the Company's products will be widely accepted. Failure of the Company's products to achieve market acceptance could have a material adverse effect on the Company's business, operating results and financial condition.

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

           Substantial Competition. The market for the Company's products is highly competitive. The Company competes directly domestically and internationally with a variety of companies offering fast packet access and gateway products including Cisco, FastComm, Memotec, MICOM, Motorola, Sync and other companies. The Company expects substantial additional competition from existing competitors and from a number of other companies which may enter the Company's existing or future markets. Many of the Company's current and potential competitors have substantially greater name recognition and financial, marketing, technical and other resources than the Company. Many of these companies sell directly to end-users, which the Company believes may provide a competitive edge over the Company when marketing either similar products or alternative networking solutions. Consolidations in the industry could enhance the capabilities of the Company's competitors. There can be no assurance that the Company will be able successfully to compete against either current or potential competitors or that competition will not have a material adverse effect on the Company's business, operation results and financial condition.

           Integration of Acquisitions. A component of the Company's strategy is to acquire complementary technologies and businesses. Such acquisitions involve significant risks. The Company acquired Presticom Inc. in November 1995, DeltaComm Corporation in December 1996, the DynaStar product family in March 1997 and the assets of Sourcecom, Inc. in August 1997. To obtain benefits from these acquisitions, the Company must successfully integrate the acquired companies with the Company. Due in part to consolidation in the Company's industry, the Company may in the future pursue acquisitions of related businesses, products or technologies. Acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the creation and amortization of goodwill and the incurrence of acquisition related expenses, all of which could adversely affect the Company's results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired businesses; the diversion of management's attention from other business concerns; risks associated with the Company's entering markets in which it has no or limited direct prior experience; and the potential loss of key employees of the acquired company. In the event that an acquisition does occur, no assurances can be given as to the effect thereof on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

           Customer Concentration. A small number of customers have historically accounted for a substantial portion of the Company's net sales. Comsat Brazil accounted for 11.5% of the Company's net sales for fiscal 1997 and 6.2% for the three months ended September 30, 1997. The Company's five largest customers accounted for 42% and 36% of the Company's net sales for the fiscal years ended June 30, 1996 and 1997, respectively, and 26% for the three months ended September 30, 1997. There can be no assurance that a major customer will not reduce or delay the amount of products ordered from the Company or significantly change the terms upon which the Company and such customer do business. For example, Scientific Atlanta accounted for approximately 17% and less than 1% of the Company's net sales in fiscal years ended June 30, 1996 and 1997, respectively. Any such reduction, delay or change could have a material adverse effect on the Company's business. In general, the Company's major customers either sell or deploy the Company's products outside the United States, which subjects the Company to a variety of other risks. See "International Sales, Tariffs and Regulatory Matters."

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

           International Sales, Tariff and Regulatory Matters. Sales of the Company's products to customers outside of North America accounted for approximately 63% and 75% of the Company's net sales for the fiscal years ended June 30, 1996 and 1997, respectively, and 79% for the three months ended September 30, 1997. In addition, the Company believes that a majority of its sales to customers inside North America represent sales of products which are used or resold in markets outside of North America. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, potentially adverse tax consequences and problems in collecting accounts receivable. A significant number of the Company's products are sold or installed in countries, including several in South America and Asia, where political or economic issues could adversely affect the purchasing decision of customers. Although the Company's sales are currently denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country and potentially leading to an extension of payment terms. Furthermore, future international activity may result in foreign currency denominated sales and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. The financial stability of foreign markets could also affect the Company's international sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

11.1         Statement Regarding Computation of Earnings Per Share.

23.1         List of Subsidiaries of the Company. Incorporated by reference to
             Exhibit 23.1 to the Company's Annual Report on form 10K for the period ended June 30, 1997.

27.1         Financial Data Schedule.

*The Company has received confidential treatment for portions of this document previously filed with the Commission.

       (b)    REPORTS ON FORM 8-K:
              --------------------

              A Current Report on Form 8-K dated August 11, 1997 was filed in the quarter ended September 30. 1997 with respect to the Sourcecom acquisition. An amended Current Report on Form 8-K was filed on November 11, 1997.

                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 1997                     ACT NETWORKS, INC.



                                            /s/ Melvin L Flowers
                                            Melvin L. Flowers
                                            Vice President, Finance and
                                            Administration,
                                            and Chief Financial Officer

                                            (Duly Authorized Officer and
                                            Principal Financial and Accounting
                                            Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.
-----------
    11.1         Statement Regarding Computation of Earnings Per Share.

    27.1         Financial Data Schedule.