Form 10-Q
period 1997-12-31
ACT NETWORKS INC
filed 1998-02-17
CIK 942132

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

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR THE TRANSITION PERIOD FROM TO


                         COMMISSION FILE NUMBER 0-25740


                               ACT NETWORKS, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

                              --------------------

            Delaware                                           77-0152144
  (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)


                  188 CAMINO RUIZ, CAMARILLO, CALIFORNIA 93012
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


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

As of February 6, 1998, there were 9,149,183 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                                TABLE OF CONTENTS

                                                                              PAGE
                                                                             NUMBER
                                                                             ------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  December 31, 1997 and June 30, 1997..........................3

                  Condensed Consolidated Statements of Operations
                  for the Six Month Periods Ended
                  December 31, 1997 and 1996...................................4

                  Condensed Consolidated Statements
                  of Cash Flows for the Six Month Periods Ended
                  December 31, 1997 and 1996...................................5

                  Notes to Condensed Consolidated
                  Financial Statements.........................................6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................8

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................13

         Item 2.  Changes in Securities and Use of Proceeds...................13

         Item 3.  Defaults upon Senior Securities.............................13

         Item 4.  Submission of Matters to a Vote of Securityholders..........13

         Item 5.  Other Information.  Risk Factors............................14

         Item 6.  Exhibits and Reports on Form 8-K............................19

SIGNATURE.....................................................................23

EXHIBIT INDEX.................................................................24

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               ACT NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                            DECEMBER 31,    JUNE 30,
                                                               1997           1997
                                                          ------------------------------
                                                           (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                               $  32,118,000  $ 50,948,000
  Short-term investments                                      9,010,000    10,592,000
  Accounts receivable, less allowances of $561,000
     in December and $411,000 in June                        19,761,000    14,792,000
  Inventory                                                  13,985,000    12,263,000
  Prepaid expenses                                            1,083,000       502,000
  Deposits                                                      137,000        43,000

                                                                                 ,000
                                                          ------------------------------
Total current assets                                         76,094,000    89,140,000
Plant, equipment and other improvements:
  Machinery and equipment                                     7,034,000     6,033,000
  Furniture and fixtures                                        770,000       482,000
  Computer software                                           1,707,000     1,416,000
  Leasehold improvements                                        951,000       675,000
                                                          ------------------------------
                                                             10,462,000     8,606,000
  Accumulated depreciation and amortization                   4,892,000     3,847,000
                                                          ------------------------------
                                                              5,570,000     4,759,000
Goodwill and other intangibles                                5,403,000     4,676,000
Other assets                                                  2,116,000     2,121,000
                                                          ------------------------------
Total assets                                              $  89,183,000  $100,696,000
                                                          ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $   4,390,000  $  3,114,000
  Accrued expenses                                            1,868,000     1,530,000
  Accrued vacation                                              580,000       514,000
  Accrued commissions                                           328,000       334,000
  Income taxes payable                                                      1,579,000
  Deferred income taxes                                          71,000        87,000
                                                          ------------------------------
Total current liabilities                                     7,237,000     7,158,000

Long-term debt

Stockholders' equity:
  Common stock and additional paid-in capital;
    $.001 par value:
      Authorized - 40,000,000
      Issued and outstanding - 9,324,732 and 9,110,232
        in December and 9,270,949 in June                   100,485,000   100,088,000
  Treasury stock at cost                                     (2,402,000)
  Accumulated deficit                                       (16,137,000)   (6,550,000)
                                                          ------------------------------
Total stockholders' equity                                   81,946,000    93,538,000
                                                          ------------------------------
Total liabilities and stockholders' equity                $  89,183,000  $100,696,000
                                                          ==============================

                             See accompanying notes.

                               ACT Networks, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 DECEMBER 31,                  DECEMBER 31,
                                        ---------------------------    ---------------------------
                                             1997           1996           1997           1996
                                        ----------------------------------------------------------
   Net sales                            $15,310,000     $11,904,000    $28,331,000    $22,073,000

   Expenses:
     Cost of goods sold                   6,738,000       5,214,000     12,437,000      9,665,000
     Research and development             3,851,000       1,767,000      7,673,000      3,313,000
     Sales and marketing                  4,209,000       2,319,000      7,799,000      4,543,000
     General and administrative           1,688,000       1,166,000      3,783,000      2,161,000
     In-process research and
       development                               --         701,000      6,750,000        701,000
                                        ------------------------------------------------------------
                                         16,486,000      11,167,000     38,442,000     20,383,000
                                        ------------------------------------------------------------
   (Loss) income from operations         (1,176,000)        737,000    (10,111,000)     1,690,000

   Other:
     Interest and other income, net         627,000         838,000      1,095,000      1,679,000
                                        ------------------------------------------------------------

   (Loss) income before income taxes       (549,000)      1,575,000     (9,016,000)     3,369,000
   Provision for income taxes               (66,000)        460,000        413,000        964,000
                                        ------------------------------------------------------------
   Net (loss) income                    $  (483,000)    $ 1,115,000    $(9,429,000)   $ 2,405,000
                                        ============================================================
   Net (loss) income per share          $     (0.05)    $      0.12    $     (1.03)   $      0.26
                                        ============================================================
   Net (loss) income per share -
   diluted                              $     (0.05)    $      0.11    $     (1.03)   $      0.24
                                        ============================================================
   Shares used in computing net
     (loss) income per share              9,145,911       9,138,653      9,188,072      9,134,560
                                        ============================================================
   Shares used in computing net
     (loss) income per share - diluted    9,145,911      10,052,069      9,188,072     10,022,022
                                        ============================================================

                             See accompanying notes

                               ACT Networks, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         SIX MONTHS ENDED
                                                           DECEMBER 31,
                                                   ----------------------------
                                                       1997            1996
                                                   ----------------------------
    OPERATING ACTIVITIES
    Net income (loss)                              $ (9,429,000)   $ 2,405,000
    Adjustments to reconcile net income
      (loss) to net cash used in operating
      activities:
        Depreciation and amortization                 1,618,000        865,000
        Write-off of in-process research and
          development                                 6,750,000        701,000
        Provision for accounts receivable               150,000
        Changes in operating assets and
        liabilities:
           Accounts receivable                       (5,276,000)    (2,398,000)
           Inventory                                 (1,422,000)      (859,000)
           Prepaid expenses and deposits               (675,000)      (426,000)
           Accounts payable, accrued
              expenses and income taxes payable          79,000      2,013,000
                                                   ----------------------------
    Net cash (used in) provided by operations        (8,205,000)     2,301,000

    INVESTING ACTIVITIES
    Net sale of Short Term Securities                 1,934,000
    Purchase of fixed assets                         (1,605,000)    (1,758,000)
    Acquisition of Sourcecom Assets                  (8,600,000)      (219,000)
    Other assets                                          5,000        164,000
                                                   ----------------------------
    Net cash used in investing activities            (8,266,000)    (1,813,000)

    FINANCING ACTIVITIES
    Stock warrants and options                           43,000        304,000
    Repayment of notes payable                                        (297,000)
    Purchase of treasury stock                       (2,402,000)
                                                   ----------------------------
    Net cash (used in) provided by financing
      activities                                     (2,359,000)         7,000
                                                   ----------------------------

    Net (decrease) increase in cash                 (18,830,000)       495,000
    Cash and equivalents at beginning of the
      period                                         50,948,000     70,374,000
                                                   ============================
    Cash and equivalents at end of the period      $ 32,118,000    $70,869,000
                                                   ============================

   Non-cash transactions: The Company recorded $353,000 in unrealized gains on short-term investments during the six months ended December 31, 1997. The gains were recorded in Stockholders' Equity.

                             See accompanying notes

                               ACT NETWORKS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


2. INVENTORIES

The components of inventory consist of the following:


                                                      December 31, 1997      June 30, 1997
                                                      -----------------      -------------
Purchased parts.............................            $   6,471,000         $  5,674,000
Sub-assemblies; finished goods..............                7,514,000            6,589,000
                                                        -------------        -------------
                                                        $  13,985,000        $  12,263,000
                                                        =============        =============


3. TREASURY STOCK

During the first quarter of fiscal 1998, the Company purchased 100,000 shares of its Common Stock in the open market at an average price of $13.04 per share. During the second quarter of fiscal 1998, the Company purchased 114,500 shares of its own Common Stock in the open market at an average price of $9.59 per share. The purchases were recorded at cost as a reduction of Stockholders' Equity.

                               ACT NETWORKS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS(CONTINUED)
                                   (Unaudited)

4. NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in the diluted earnings per share computation when dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (SFAS 128), which the Company adopted in the quarter ended December 31, 1997. Under the new requirements, primary and fully diluted earnings per share have been replaced with basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of stock options. Earnings per share for the three months and six months ended December 31, 1996 have been restated using the new standard. Basic earnings per share increased $0.01 and $0.02 from previous primary earnings per share amounts for the three months and six months ended December 31, 1996, respectively. There was no change in diluted earnings per share from fully diluted earnings per share in the prior year periods.

5. INCOME TAXES

The provision for income taxes for the six months ended December 31, 1997 totaled $413,000. The provision for income taxes for the six months ended December 31, 1996 was approximately $504,000. The provision for income taxes differs from the federal statutory rate due primarily to the foreign income taxes related to the Company's Canadian subsidiary and to net operating losses not benefited.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Report contains forward-looking statements that involve a number of risks and uncertainties including, without limitation, those set forth in the "Risk Factors" section under "Other Information." The Company's actual results may differ materially from any future performance discussed in the forward-looking statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

        ACT Networks, Inc. develops, manufactures and markets Frame Relay wide-area network access products which support a broad range of voice, data and integrated network applications. The Company is focused on three strategic markets: enterprise networks (ACTnet and NetPerformer), satellite networks (Skyframe) and carrier networks (FrameXchange and DynaStar). End users and service providers worldwide use the Company's products to build cost-effective, bandwidth efficient, easy-to-manage wide area networks (WANs). The Company's products incorporate advance voice and data compression algorithms, switching capabilities and proprietary integration technologies.

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

        Sales to customers outside of North America accounted for approximately 63% and 75% of the Company's net sales for the fiscal years ended June 30, 1996 and 1997, respectively, and approximately 74% for the six months ended December 31, 1997. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. In addition, the Company believes that a significant portion of its sales to customers inside North America represent sales of products which are used or resold in markets outside of North America. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, problems and delays in collecting accounts receivable and economic downturns in foreign markets. A significant number of the Company's products are sold or installed in countries, including several in South America and Asia, where political or economic issues have, and may in the future, adversely affect the purchasing decision of the customer. In addition, fluctuations in currency exchange rates have caused, and may in the future cause, the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. The Company believes that recent events in Asia will adversely impact the Company's net sales in that region in the near term.

        A small number of customers have historically accounted for a substantial portion of the Company's net sales. In particular, KDC Corporation accounted for approximately 2.1% of the Company's net sales for the fiscal year ended June 30, 1997 and approximately 15.1% for the six months ended December 31, 1997. KDC is the Company's Korean distributor and the Company anticipates sales to KDC will decrease substantially in the near term. In addition, IMPSAT accounted for approximately 10% and 8.3% of net sales for the fiscal years ended June 30, 1996 and June 30, 1997, respectively, and approximately 11.3% for the six months ended December 31, 1997. During those periods the Company's five largest customers collectively accounted for 43% , 36% and 40%, respectively, of net sales. Any reduction, delay or change in orders from such customers could have a material adverse effect on the Company's business.

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


                                                       Three Months Ended       Six Months Ended
                                                          December 31,            December 31,
                                                       -------------------     -------------------
                                                         1997       1996        1997         1996
                                                       -------     -------     ------       ------
Net sales.........................................      100.0%     100.0%      100.0%       100.0%

Cost of goods sold................................       44.0%      43.8%       43.9%        43.8%
                                                       -------------------------------------------

Gross profit......................................       56.0%      56.2%       56.1%        56.2%
Operating expenses:
   Research and development.......................       25.2%      14.8%       27.1%        15.0%
   Sales and marketing............................       27.5%      19.5%       27.5%        20.6%
   General and administrative.....................       11.0%       9.8%       13.4%         9.8%
   In-process research and development............                   5.9%       23.8%         3.2%
                                                       -------------------------------------------

Total operating expenses..........................       63.7%      50.0%       91.8%        48.6%

(Loss) income from operations.....................      (7.7)%       6.2%     (35.7)%         7.7%
Net interest and other income.....................        4.1%       7.0%        3.9%         7.6%
                                                       -------------------------------------------

(Loss) income before taxes........................      (3.6)%      13.2%     (31.8)%        15.3%
Provision for income taxes........................      (0.4)%       3.8%        1.5%         4.4%
                                                       -------------------------------------------

Net (loss) income ................................      (3.2)%       9.4%     (33.3)%        10.9%
                                                       ===========================================

Net Sales

        Net sales increased 28.6% to $15.3 million for the three months ended December 31, 1997 from $11.9 million for the three months ended December 31, 1996. Net sales increased 28.3% to $28.3 million for the six months ended December 31, 1997 from $22.1 million for the six months ended December 31, 1996. The increases for both the three and six month periods were primarily as a result of increased unit sales of the Company's Frame Relay access products and, to a lesser extent, net sales of the Dynastar product line acquired from Dynatech Communications, Inc. in March 1997.

        The Company's customers may be divided into two categories: enterprise and carrier. Carrier customers would include inter-exchange carriers, competitive access providers, international record carriers, satellite service providers, Frame Relay service providers and regional Bell operating companies. Sales to enterprise customers were approximately $10.9 million, or 71.2% of net sales, and $10.7 million, or 89.6 % of net sales, for the three months ended December 31, 1997 and December 31, 1996, respectively. Sales to carrier customers were approximately $4.4 million, or 28.8% of net sales, and $1.2 million, or 10.4% of net sales, for the three months ended December 31, 1997 and December 31, 1996, respectively.

        The two categories of customers operate either terrestrial or wireless networks. Sales of products into terrestrial networks were approximately $12.4 million, or 80.8% of net sales, and $8.2 million, or 69.0% of net sales, for the three months ended December 31, 1997 and December 31, 1996, respectively. Sales of products into wireless networks were approximately $2.9 million, or 19.2% of net sales, and $3.7 million, or 31.0% of net sales for the three months ended December 31, 1997 and December 31, 1996, respectively. Sales to enterprise customers operating terrestrial Frame Relay access systems continue to be the cornerstone of the Company's sales with carrier customer sales representing an increasing percentage of total net sales.

Gross Profit

        Gross profit represents net sales less the cost of goods sold, which includes cost of materials, manufacturing overhead costs and direct labor expenses. The Company's gross profit was $8.6 million, or 56.0% of net sales, for the three months ended December 31, 1997 compared to $6.7 million, or 56.2% of net sales, for the three months ended December 31, 1996.

        The Company's gross profit was $15.9 million, or 56.1% of net sales, for the six months ended December 31, 1997 compared to $12.4 million, or 56.2% of net sales, for the six months ended December 31, 1996. Gross profit increased due to increased product sales, but remained level as a percentage of net sales.

        In the future, gross profit may be affected by price competition and discounts, product mix, product configuration, changes in unit volume, cost of components and manufacturing and other factors.

Operating Expenses

Research and development. Research and development expense increased to $3.9 million, or 25.2% of net sales, for the three months ended December 31, 1997 from $1.8 million, or 14.8% of net sales, for the three months ended December 31, 1996. Research and development expense increased to $7.7 million, or 27.1% of net sales, for the six months ended December 31, 1997 from $3.3 million, or 15% of net sales, for the six months ended December 31, 1996. The majority of each of these increases was attributable to the cost of personnel for the development of new products and enhancement of existing products, primarily as a result of the development of products acquired in the Dynatech and Sourcecom acquisitions, while the remainder of the increases was primarily attributable to consultant fees, the cost of material and depreciation expense. As a percentage of sales, research and development expense decreased to 25.2% for the quarter ended December 31, 1997 from 29.3% for the quarter ended September 30, 1997.

        While the actual amount expended will depend upon a variety of factors, the Company does not anticipate material increases in research and development expense in the near term and anticipates research and development expense will decrease as a percentage of sales in the near term.

Sales and marketing. Sales and marketing expense increased to $4.2 million, or 27.5% of net sales, for the three months ended December 31, 1997 from $2.3 million, or 19.5% of net sales, for the three months ended December 31, 1996. Sales and marketing expense increased to $7.8 million, or 27.5% of net sales, for the six months ended December 31, 1997 from $4.5 million, or 20.6% of net sales, for the six months ended December 31, 1996. These increases were primarily attributable to the addition of personnel and increased marketing activities. Sales and marketing expense remained level as a percentage of sales from the quarter ended September 30, 1997 to the quarter ended December 31, 1997. While the Company intends to continue to invest in sales and marketing, the Company anticipates sales and marketing expense will decrease as a percentage of sales in the near term.

General and administrative. General and administrative expense increased to $1.7 million, or 11.0% of net sales, for the three months ended December 31, 1997 from $1.2 million, or 9.8% of net sales, for the three months ended December 31, 1996. General and administrative expense increased to $3.8 million, or 13.4% of net sales, for the six months ended December 31, 1997 from $2.2 million, or 9.8% of net sales, for the six months ended December 31, 1996. The acquisitions of Dynatech and Sourcecom contributed significantly to an increase in general and administrative expense without a commensurate increase in sales.

        General and administrative expense will be impacted by approximately $260,000 per year for five years commencing October 1, 1997, $350,000 per year for five to seven years commencing March 11, 1997 and by $300,000 per year for seven years commencing November 30, 1995 due to amortization of goodwill and other intangibles associated with the acquisitions of the Sourcecom assets, the Dynastar product family and Presticom, respectively. Amortization expense relating to acquisitions was approximately $407,000 and $150,000 during six months ended December 31, 1997 and December 31, 1996, respectively.

        While the Company expects to continue to expand its operations, it does not anticipate material increases in operating expenses as a percentage of net sales. However, there can be no assurance that net sales will increase and the Company's operating results and net income will be adversely affected to the extent that net sales and gross profits do not increase as expected by the company.

Net interest and other income (expense)

        Net interest income was $627,000 for the three months ended December 31,1997 compared to net interest income of $838,000 for the three months ended December 31, 1996. Net interest income was $1,095,000 for the six months ended December 31, 1997 compared to net interest income of $1,679,000 for the six months ended December 31, 1996. This decrease was primarily attributable to the decrease in invested funds due to acquisitions in fiscal 1997 and the first quarter of fiscal 1998 and working capital requirements.

Income Taxes

        The provision for income taxes for the six months ended December 31, 1997 totaled $413,000. The provision for income taxes for the six months ended December 31, 1996 was $964,000. The provision for income taxes differs from the federal statutory rate due primarily to the foreign income taxes related to the Company's Canadian subsidiary and to net operating losses not benefited. A portion of future reductions in the valuation allowance attributed to tax deductions related to the exercise of stock options will be recorded in equity and will not be reflected as a reduction in the tax provision. Subject to certain limitations, the Company has a research and development tax credit carryforward and federal and state operating loss carryforwards, a portion of which it expects to apply against its tax liability for fiscal 1998. If the Company generates profits, the net operating loss carryforwards and research and development tax credit carryforward will be utilized and the Company's effective tax rates will increase.

Inflation/Accounting Pronouncements

        Although management cannot accurately anticipate the effect of inflation on its operations, to date inflation has not had a material effect on product sales or results of operations. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (SFAS 128), which the Company adopted in the quarter ended December 31, 1997 (See "Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations primarily from the sale of stock and sales of the Company's products. For the six months ended December 31, 1997, the Company's operating activities used cash of approximately $8.2 million. At December 31, 1997, the Company had approximately $68.9 million in working capital, including $32.1 million in cash and cash equivalents.

        Capital expenditures relating primarily to the purchase of computer equipment, test equipment, computer software and leasehold improvements amounted to approximately $1.6 million for the six months ended December 31, 1997. The Company currently has no material commitments for capital expenditures. However, the Company anticipates spending between $3.0 million and $3.5 million during the next 12 months to acquire test equipment, computer equipment, office furniture, leasehold improvements and tooling.

        The Company has a loan and security agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank"), which provides for aggregate borrowings up to a maximum of $3,000,000. Under the Loan Agreement, the Company may borrow up to the lesser of $3,000,000 or 75% of eligible accounts receivable (the "Line of Credit"). The Line of Credit expires July 5, 1998. At December 31, 1997 there were no outstanding balances under the Line of Credit. Interest on the Line of Credit is payable monthly at a rate equal to the Bank's prime rate, which was 8.5% at December 31, 1997, plus 1.5%. The Loan Agreement provides for the issuance of letters of credit in an aggregate amount outstanding up to $500,000. Letters of credit outstanding reduce the amount available under the Line of Credit. At December 31, 1997 and December 31, 1996, no letters of credit were outstanding.

        The Loan Agreement contains certain covenants that, among other things, require the Company to maintain certain financial ratios and limit the Company's ability to incur certain additional debt and to repurchase the Company's stock and pay dividends.

        The Company believes that available cash, together with amounts available under its credit facilities, will be adequate to satisfy its capital requirements for at least the next twelve months.

                                     PART II

                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.  NONE.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.  NONE.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.  NONE.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

           At the Company's 1997 Annual Meeting of Stockholders held on November 13, 1997 (the "Meeting"), the following matters were submitted and voted on by securityholders and were adopted:

           A. The approval of implementation of the 1997 Stock Incentive Plan (the "1997 Plan"), pursuant to which the Company will reserve 460,000 shares of the Company's Common Stock for issuance to officers and other employees of the Company or any parent or subsidiary corporation, non-employee Board members and independent consultants and advisors in the Company's service.

              The results of the vote are as follows:

                       FOR         AGAINST            ABSTAIN
                    ---------     ---------           -------
                    6,615,950     1,096,699           34,549

           B. The election of William Ambrose and Archie J. McGill as directors of the Company to serve until the 2000 Meeting of Stockholders and until their respective successors have been elected and qualified was carried.

              NAME                           FOR               WITHHELD
              ----                        ---------            --------
              William Ambrose             7,617,113            130,085
              Archie J. McGill            7,616,920            130,278

           C. The ratification of Ernst & Young, LLP as independent auditors of the Company for the fiscal year ending June 30, 1998.

              The results of the vote are as follows:

                       FOR            AGAINST          ABSTAIN
                    ---------         -------          --------
                    7,661,133         47,423           38,642

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

                                  RISK FACTORS

The following Risk Factors should be considered carefully in addition to the other information contained in this Report:

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company has experienced and may in the future experience significant fluctuations in net sales and operating results from quarter to quarter as a result of a number of factors including, without limitation, the volume and timing of orders from, and shipments to, major customers; market acceptance of the Company's products; the rate of end-user adoption of voice over Frame Relay; the ability of the Company's customers, particularly international customers, to obtain financing for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; variations in the Company's sales channels or the mix of product sales; the timing of new product announcements and product introductions by the Company or its competitors; product obsolescence resulting from new product introductions or changes in customer demand; the availability and cost of supplies; the financial stability of major customers; expenses associated with the acquisition of technologies or businesses; changes in regulatory requirements; the development of public telecommunications infrastructures, particularly in international markets; and currency fluctuations. While the Company regularly engages in price discounting, significant discounts in a particular quarter could adversely affect the results of operations for such quarter. In addition, significant and continuing discounts due to competition or other factors could adversely affect the Company's business, operating results and financial condition. The Company has generally not experienced seasonality in its net sales, although the Company has from time to time experienced decreased net sales to customers in Europe in the third calendar quarter of each year and has experienced some decreases in net sales in other international markets during certain periods during the year. Due to all of the foregoing factors, in certain quarters the Company's operating results have been, and it is likely that in some future periods the Company's operating results will be, below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock has been and in the future could be materially adversely affected. For example, on several occasions over the last few years, the Company's net sales decreased when compared to the preceding quarter and, as a result, the Company's results of operations and the price of the Company's Common Stock were adversely affected. Quarterly results are not necessarily indicative of future performance for any particular period, and there can be no assurance that the Company will attain growth in net sales or profitability on a quarterly or annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        CUSTOMER CONCENTRATION. A small number of customers have historically accounted for a substantial portion of the Company's net sales. KDC Corporation accounted for 2.1% of the Company's net sales for fiscal 1997 and 15.1% for the six months ended December 31, 1997. KDC is the Company's Korean distributor and the Company anticipates sales to KDC will decrease substantially in the near term. In addition, IMPSAT accounted for approximately 10% and 8.3% of net sales for the fiscal years ended June 30, 1996 and June 30, 1997, respectively, and approximately 11.3% for the six months ended December 31, 1997. The Company's five largest customers collectively accounted for 42% and 36% of the Company's net sales for the fiscal years ended June 30, 1996 and 1997, respectively, and 40% for the six months ended December 31, 1997. There can be no assurance that a major customer will not reduce or delay the amount of products ordered from the Company or significantly change the terms upon which the Company and such customer do business. For a variety of reasons, the Company has experienced situations where a major customer has significantly decreased orders from period to period and it is likely that this will occur in the future. Any such reduction, delay or change could have a material adverse effect on the Company's business. In general, the Company's major customers either sell or deploy the Company's products outside the United States, which subjects the Company to a variety of other risks. See "International Sales, Tariffs and Regulatory Matters."

        MANAGEMENT OF GROWTH. The Company has recently experienced growth in its operations, both internally and as a result of acquisitions. During the last 12 months, the Company has significantly increased the number of sales, marketing, engineering and other personnel and expects to continue to increase the number of its personnel. The Company's growth has placed, and will continue to place, strain on the Company's managerial, operational and financial resources, systems and controls. This is particularly true with respect to sales in international markets since each specific international market has its own unique regulatory, financial, technical, customer and other characteristics which often require the Company to devote significant resources to sell products in that country. In addition, the Company engages from time to time in customer development activities for customers which require the allocation of significant resources. The Company's future operating results will depend on its ability to attract, hire and retain skilled employees, and to expand and improve the Company's operational, product development, management information and financial systems and controls. The Company continues to upgrade its management information and product development systems. The Company's failure to manage growth effectively, successfully upgrade its systems or to hire, retain and integrate necessary qualified personnel could adversely affect the Company's business, operating results and financial condition.

        INTERNATIONAL SALES, TARIFF AND REGULATORY MATTERS. Sales of the Company's products to customers outside of North America accounted for approximately 63% and 75% of the Company's net sales for the fiscal years ended June 30, 1996 and 1997, respectively, and 74% for the six months ended December 31, 1997. In addition, the Company believes that a majority of its sales to customers inside North America represent sales of products which are used or resold in markets outside of North America. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, potentially adverse tax consequences and problems in collecting accounts receivable. A significant number of the Company's products are sold or installed in countries, including several in South America and Asia, where political or economic issues have, and may in the future, adversely affect the purchasing decision of customers. The Company believes that recent events in Asia will adversely impact the Company's net sales in that region in the near term. Although the Company's sales are currently denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country and potentially leading to an extension of payment terms. Furthermore, future international activity may result in foreign currency denominated sales and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. The financial stability of foreign markets could also affect the Company's international sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"

        Rates for telecommunications services are governed by tariffs of licensed carriers that are subject to regulatory approval. Future changes in these tariffs could have a material adverse effect on the Company's business. For example, should tariffs for public switched digital services increase in the future relative to tariffs for private leased services, the cost-effectiveness of certain of the Company's products would be reduced, and its business and results of operations could be adversely affected. In addition, the Company's products must meet standards and receive certification for connection with the public telecommunications networks of a country prior to their sale in such country. In the United States, for example, the Company's products must comply with certain regulations promulgated by the Federal Communications Commission. The Company's products must also be certified by domestic telecommunications carriers. In foreign countries, the Company's products are subject to a wide variety of governmental review and certification requirements. From time to time, foreign governments have altered certification or regulatory requirements which has adversely impacted the Company's ability to sell products in such markets. Any future inability to obtain on a timely basis or retain domestic certificate or foreign regulatory approvals could have a material adverse effect on the Company's business, operating results and financial condition.

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

        YEAR 2000. Many computer and networking systems experience problems handling dates beyond the year 1999. Therefore, some computer and networking hardware, software and firmware will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the internal readiness of its computer and networking systems and the compliance of its products and software sold to customers for handling the year 2000. The Company expects to implement successfully any systems and programming changes required to address year 2000 issues, if any, and does not believe that the cost of such actions, if any, will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have a material adverse effect on future results of operations.

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

        FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company anticipates that available cash, together with amounts available under its credit facilities and cash flow from operations, will be adequate to satisfy its capital requirements through at least the next 12 months. The Company's future capital requirements will depend on many factors including, but not limited to, the cost of acquisitions of businesses, products and technologies, the levels at which the Company maintains inventory, the market acceptance of the Company's products, the levels of promotion and advertising required to launch such products and attain a competitive position in the marketplace, and the extent to which the Company invests in new technology and improvements to its existing technology. To the extent that existing resources and future earnings are insufficient to fund the Company's activities, the Company may need to raise additional funds through public or private financings including equity financings. If additional funds are raised through the issuance of equity securities, the percentage ownership of then current stockholders of the Company will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders. The Company's lack of authorized Preferred Stock could hinder the Company's ability to obtain financing. If adequate funds are not available, the Company may be required to delay, scale back or eliminate some or all of its research and development, to curtail its operations significantly or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies or potential markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

        POTENTIAL EFFECT OF ANTI-TAKEOVER PROVISIONS. The Company's Certificate of Incorporation provides for a Board of Directors with staggered terms, which may discourage or prevent certain types of transactions involving an actual or potential change in control of the Company, including transactions in which the stockholders might otherwise receive a premium for their shares over then current market prices. Certain provisions of Delaware law applicable to the Company, including Section 203 of the Delaware General Corporation Law, could have the effect of delaying, deferring or preventing a change of control of the Company. It is possible that the staggered board and Section 203 of the Delaware General Corporation Law may have the effect of delaying, deferring or preventing a change of control of the Company, may discourage bids for the Company's Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of the Common Stock.

        LACK OF DIVIDENDS. The Company has never paid cash dividends on shares of its capital stock. The Company currently intends to retain any future earnings in its business and does not anticipate paying any cash dividends in the future. Furthermore the Company's agreement with its lender currently limits the Company's ability to pay cash dividends.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 . (A)  EXHIBITS:

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------
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

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
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

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
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

10.38        1997 Stock Incentive Plan. Incorporated by reference to Exhibit
             99.1 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.39        Form of Notice of Grant of Stock Option - Installment Option.
             Incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.40 Form of Stock Option Agreement - Installment Option. Incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.41        Notice of Grant of Stock Option - Immediately Exercisable Option.
             Incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.42        Stock Option Agreement - Immediately Exercisable Option.
             Incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.43 Form of Addendum to Stock Option Agreement (Limited Stock Appreciation Rights). Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.44 Form of Addendum to Stock Option Agreement (Involuntary Termination following Change in Control). Incorporated by reference to Exhibit
             99.7 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.45 Stock Purchase Agreement. Incorporated by reference to Exhibit 99.8 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.46 Addendum to Stock Purchase Agreement (Involuntary Termination following Change in Control). Incorporated by reference to Exhibit
             99.9 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.47        Automatic Notice of Initial Grant. Incorporated by reference to
             Exhibit 99.10 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.48        Automatic Notice of Annual Grant. Incorporated by reference to
             Exhibit 99.11 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

EXHIBIT NO.                                  DESCRIPTION
-----------                                  -----------

10.49        Automatic Stock Option Agreement. Incorporated by reference to
             Exhibit 99.12 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

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


   (b) REPORTS ON FORM 8-K:

       An amended Current Report on Form 8-K was filed on November 11, 1197 with respect to the Sourcecom acquisition.

                                    SIGNATURE


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: February 17, 1998                        ACT NETWORKS, INC.



                                               /s/ Melvin L. Flowers
                                               ---------------------------------
                                               Melvin L. Flowers
                                               Vice President, Finance and
                                               Administration, and Chief
                                               Financial Officer

                                               (Duly Authorized Officer and
                                               Principal Financial and
                                               Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.        DESCRIPTION
-----------        -----------

  11.1             Statement Regarding Computation of Earnings Per Share.

  27.1             Financial Data Schedule.