Form 10-Q
period 1998-03-31
ACT NETWORKS INC
filed 1998-05-15
CIK 942132

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

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ______ TO __________

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

                              YES [X]      NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

AS OF MAY 8, 1998, THERE WERE 9,159,780 SHARES OF COMMON STOCK OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

================================================================================

                                      TABLE OF CONTENTS


                                                                                          PAGE
PART I.        FINANCIAL INFORMATION                                                    NUMBER
               Item 1.       Financial Statements

                                    Condensed Consolidated Balance Sheets as of
                                    March 31, 1998 and June 30, 1997.........................3

                                    Condensed Consolidated Statements of Operations
                                    for the Nine Month Periods Ended
                                    March 31, 1998 and 1997..................................4

                                    Condensed Consolidated Statements
                                    of Cash Flows for the Nine Month Periods Ended
                                    March 31, 1998 and 1997..................................5

                                    Notes to Condensed Consolidated
                                    Financial Statements.....................................6

               Item 2.       Management's Discussion and Analysis of
                             Financial Condition and Results of Operations...................8

PART II.       OTHER INFORMATION

               Item 1        Legal Proceedings..............................................14

               Item 2        Changes in Securities and Use of Proceeds......................14

               Item 3        Defaults upon Senior Securities................................14

               Item 4        Submission of Matters to a Vote of Securityholders.............14

               Item 5        Other Information.  Risk Factors...............................14

               Item 6.       Exhibits and Reports on Form 8-K...............................19

SIGNATURE...................................................................................23

EXHIBIT INDEX...............................................................................24


                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               ACT NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      MARCH 31,       JUNE 30,
                                                        1998           1997
                                                     ---------       ---------
                                                    (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                         $  40,016       $  50,948
   Short-term investments                                6,012          10,592
   Accounts receivable, less allowances of $636
      in March and $411 in June                         20,011          14,792
   Inventory                                            13,340          12,263
   Prepaid expenses                                      1,321             502
   Deposits                                                 84              43
                                                     ---------       ---------
Total current assets                                    80,784          89,140
Plant, equipment and other improvements:
   Machinery and equipment                               7,293           6,033
   Furniture and fixtures                                1,023             482
   Computer software                                     1,771           1,416
   Leasehold improvements                                  810             675
                                                     ---------       ---------
                                                        10,897           8,606
   Accumulated depreciation and amortization             5,508           3,847
                                                     ---------       ---------
                                                         5,389           4,759
Goodwill and other intangibles                           5,084           4,676
Other assets                                               120           2,121
                                                     ---------       ---------
Total assets                                         $  91,377       $ 100,696
                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accounts payable                                  $   3,894       $   3,114
   Accrued expenses                                      1,054           1,665
   Accrued vacation                                        614             514
   Accrued legal expense                                   306             199
   Income taxes payable                                     --           1,579
   Deferred income taxes                                    58              87
                                                     ---------       ---------
Total current liabilities                                5,926           7,158


Stockholders' equity:
   Common stock and additional paid-in
     capital; $.001 par value:
       Authorized - 40,000,000
        Issued and outstanding - 9,370,430
     and 9,155,930 in March and 9,270,949
           in June                                     100,836         100,088
   Treasury stock at cost                               (2,402)             --
   Accumulated deficit                                 (12,983)         (6,550)
                                                     ---------       ---------
Total stockholders' equity                              85,451          93,538
                                                     ---------       ---------
Total liabilities and stockholders' equity           $  91,377       $ 100,696
                                                     =========       =========

                             See accompanying notes.

                               ACT Networks, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             MARCH 31,                    MARCH 31,
                                                    -----------------------       -----------------------
                                                        1998           1997           1998           1997
                                                    --------       --------       --------       --------
Net sales                                           $ 13,007       $ 13,652       $ 41,338       $ 35,725

Expenses:
   Cost of goods sold                                  5,720          5,815         18,157         15,480
   Research and development                            3,996          2,223         11,669          5,537
   Sales and marketing                                 3,820          2,901         11,619          7,444
   General and administrative                          1,660          1,249          5,444          3,410
   In-process research and development                    --          2,715          6,750          3,416
                                                    --------       --------       --------       --------
                                                      15,196         14,903         53,639         35,287
                                                    --------       --------       --------       --------
(Loss) income from operations                         (2,189)        (1,251)       (12,301)           438

Other:
   Gain on sale of investment                          4,704             --          4,704             --
   Interest income, net                                  427            773          1,522          2,453
                                                    --------       --------       --------       --------

Income (Loss) before income taxes                      2,942           (478)        (6,075)         2,891
(Benefit) provision for income taxes                    (206)           558            207          1,522
                                                    --------       --------       --------       --------
Net income (loss)                                   $  3,148       $ (1,036)      $ (6,282)      $  1,369
                                                    ========       ========       ========       ========

Net income (loss) per share                         $   0.34       $  (0.11)      $  (0.68)      $   0.15
                                                    ========       ========       ========       ========
Net income (loss) per share - diluted               $   0.33       $  (0.11)      $  (0.68)      $   0.14
                                                    ========       ========       ========       ========
Shares used in computing net income (loss) per
   share                                               9,139          9,194          9,172          9,159
                                                    ========       ========       ========       ========
Shares used in computing net income (loss) per
   share - diluted                                     9,511          9,194          9,172         10,132
                                                    ========       ========       ========       ========

                             See accompanying notes

                               ACT Networks, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                NINE MONTHS ENDED
                                                                    MARCH 31,
                                                            -----------------------
                                                                1998           1997
                                                            --------       --------
OPERATING ACTIVITIES
Net (loss) income                                           $ (6,282)      $  1,369
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
      Depreciation and amortization                            2,552          1,376
      Write-off of in-process research and
        development                                            6,750          3,416
      Provision for accounts receivable                          225             --
      Gain on sale of investment                              (4,704)            --
Changes in operating assets and liabilities:
         Accounts receivable                                  (5,594)        (5,441)
         Inventory                                              (777)        (1,922)
         Prepaid expenses and deposits                          (859)            66
         Accounts payable, accrued
            expenses and income taxes payable                   (926)         3,321
                                                            --------       --------
Net cash (used in) provided by operations                     (9,615)         2,185

INVESTING ACTIVITIES
Net sale of short term securities                              4,966             --
Proceeds from sale of stock investment                         6,699             --
Purchase of fixed assets                                      (2,041)        (2,468)
Acquisition of Sourcecom assets                               (8,600)            --
Acquisition of DeltaComm Corporation                              --           (219)
Acquisition of Dynastar assets                                    --         (6,794)
Other assets                                                       5            215
                                                            --------       --------
Net cash provided by (used in) investing activities            1,029         (9,266)

FINANCING ACTIVITIES
Stock warrants and options                                        56          1,031
Repayment of notes payable                                        --           (297)
Purchase of treasury stock                                    (2,402)            --
                                                            --------       --------
Net cash (used in) provided by financing activities           (2,346)           734
                                                            --------       --------

Net decrease in cash                                         (10,932)        (6,347)
Cash and equivalents at beginning of the period               50,948         70,374
                                                            --------       --------
Cash and equivalents at end of the period                   $ 40,016       $ 64,027
                                                            ========       ========

Non-cash transaction: The Company recorded $386,000 in unrealized gains on short-term investments during the nine months ended March 31, 1998. The gains were recorded in Stockholders' Equity.


                             See accompanying notes

                               ACT NETWORKS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.         BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain June 30, 1997 Balance Sheet items have been reclassified to conform with the March 31, 1998 presentation.


2.         INVENTORIES

The components of inventory consist of the following:
(in thousands)

                                 March 31, 1998  June 30, 1997
                                 --------------  -------------
Purchased parts ..............      $ 2,474      $ 5,674
Sub-assemblies; finished goods       10,866        6,589
                                    -------      -------
                                    $13,340      $12,263
                                    -------      -------


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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (SFAS 128), which the Company adopted in the quarter ended December 31, 1997. Under the new requirements, primary and fully diluted earnings per share have been replaced with basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of stock options. Earnings per share for the three months and nine months ended March 31, 1997 have been restated using the new standard. Basic earnings per share increased $0.00 and $0.01 from previous primary earnings per share amounts for the three months and nine months ended March 31, 1997, respectively. There was no change in diluted earnings per share from fully diluted earnings per share in the prior year periods.

5.         INCOME TAXES

The provision for income taxes for the nine months ended March 31, 1998 totaled $207,000. The provision for income taxes for the nine months ended March 31, 1997 was approximately $1,522,000. The provision for income taxes differs from the federal statutory rate due primarily to the foreign income taxes related to the Company's Canadian subsidiary and to net operating losses not benefited.

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

           The Company's future operating results will be dependent upon the development and growth of public and private wide area network communications markets for its existing and proposed products. These markets and product applications within these markets are currently emerging and may not continue to develop, whether as a result of competition, technological change, market forces or otherwise.

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

           Sales to customers outside of North America accounted for approximately 63% and 75% of the Company's net sales for the fiscal years ended June 30, 1996 and 1997, respectively, and approximately 68% for the nine months ended March 31, 1998. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. In addition, the Company believes that a significant portion of its sales to customers inside North America represent sales of products which are used or resold in markets outside of North America. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, problems and delays in collecting accounts receivable and economic downturns in foreign markets. A significant number of the Company's products are sold or installed in countries, including several in South America and Asia, where political or economic issues have, and may in the future, adversely affect the purchasing decision of the customer. In addition, fluctuations in currency exchange rates have caused, and may in the future cause, the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. The Company believes that recent events in Asia will adversely impact the Company's net sales in that region in the near term.

           A small number of customers have historically accounted for a substantial portion of the Company's net sales. In particular, KDC Corporation accounted for approximately 2.1% of the Company's net sales for the fiscal year ended June 30, 1997 and approximately 10.6% for the nine months ended March 31, 1998. KDC is the Company's Korean distributor and the Company anticipates sales to KDC will decrease substantially in the near term. In addition, Interexchange accounted for approximately 1.0% of net sales for the fiscal year June 30, 1997 and approximately 10.7% for the nine months ended March 31, 1998. During the fiscal years ended June 30, 1996 and June 30, 1997 and the nine months ended March 31, 1998, the Company's five largest customers collectively accounted for 43% , 36% and 38%, respectively, of net sales. Any reduction, delay or change in orders from such customers could have a material adverse effect on the Company's business.

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

RESULTS OF OPERATIONS

           The following table sets forth, for the periods indicated, the percentages of net sales represented by each item in the Company's statement of operations.

                                          Three Months Ended March 31,  Nine months Ended March 31,
                                          ----------------------------  ---------------------------
                                              1998          1997          1998          1997
                                             ------        ------        ------        ------
Net sales .............................       100.0%        100.0%        100.0%        100.0%
Cost of goods sold ....................        44.0%         42.6%         44.0%         43.3%
                                             ------        ------        ------        ------
Gross profit ..........................        56.0%         57.4%         56.0%         56.7%
Operating expenses:
    Research and development ..........        30.7%         16.3%         28.2%         15.5%
    Sales and marketing ...............        29.4%         21.3%         28.1%         20.8%
    General and administrative ........        12.7%          9.1%         13.2%          9.6%
    In-process research and development                      19.9%         16.3%          9.6%
                                             ------        ------        ------        ------
Total operating expenses ..............        72.8%         66.6%         85.8%         55.5%
(Loss) income from operations .........       (16.8)%        (9.2)%       (29.8)%         1.2%
Net interest and other income .........        39.4%          5.7%         15.1%          6.9%
                                             ------        ------        ------        ------
Income (loss) before taxes ............        22.6%         (3.5)%       (14.7)%         8.1%
Provision for income taxes ............        (1.6)%         4.1%          0.5%          4.3%
                                             ------        ------        ------        ------
Net income (loss) .....................        24.2%         (7.6)%       (15.2)%         3.8%
                                             ======        ======        ======        ======


Net Sales

           Net sales decreased 4.7% to $13.0 million for the three months ended March 31, 1998 from $13.6 million for the three months ended March 31, 1997. This decrease in net sales was primarily attributable to a decrease in sales to international markets, primarily South America and Asia Pacific, which more than offset an increase in domestic sales. Net sales decreased 15.0% to $13.0 million for the quarter ended March 31, 1998 from $15.3 million for the quarter ended December 31, 1997. The decrease was primarily the result of a decrease in sales to international markets, particularly to Asia Pacific, which more than offset gains in domestic sales. The following table sets forth, for the three month periods indicated, the percentages of total net sales represented by domestic and international sales.

                                                      Three Months Ended
                             March 31, 1998             December 31, 1997         March 31, 1997
                             --------------           -------------------         --------------
Domestic Sales                    45.7%                      31.2%                     26.3%
International Sales               54.3%                      68.8%                     73.7%
                                 -----                      -----                     -----
                                 100.0%                     100.0%                    100.0%


           Net sales increased 15.7% to $41.3 million for the nine months ended March 31, 1998 from $35.7 million for the nine months ended March 31, 1997. The increase for the nine month period was primarily as a result of increased domestic sales of the Company's products. Increases in sales to Europe and the Asia Pacific region were offset by decreases in sales to South America. Sales to the Asia Pacific region decreased substantially from the second quarter to the third quarter of the current fiscal year ending June 30, 1998. The following table sets forth, for the nine month periods indicated, the percentages of total net sales represented by domestic and international sales.

                                         Nine Months Ended
                                         -----------------
                               March 31, 1998           March 31, 1997
                               --------------           --------------
Domestic Sales                     32.1%                      24.2%
International Sales                67.9%                      75.8%
                                  -----                      -----
                                  100.0%                     100.0%



             The Company's customers may be divided into two categories: enterprise and carrier. Carrier customers would include inter-exchange carriers, competitive access providers, international record carriers, satellite service providers, Frame Relay service providers and regional Bell operating companies. Sales to enterprise customers were approximately $8.1 million, or 62.6% of net sales, and $10.5 million, or 77.2 % of net sales, for the three months ended March 31, 1998 and March 31, 1997, respectively. Sales to carrier customers were approximately $4.9 million, or 37.4% of net sales, and $3.1 million, or 22.8% of net sales, for the three months ended March 31, 1998 and March 31, 1997, respectively.

           The two categories of customers operate either terrestrial or wireless networks. Sales of products into terrestrial networks were approximately $10.8 million, or 82.8% of net sales, and $8.9 million, or 65.2% of net sales, for the three months ended March 31, 1998 and March 31, 1997, respectively. Sales of products into wireless networks were approximately $2.2 million, or 17.2% of net sales, and $4.7 million, or 34.8% of net sales for the three months ended March 31, 1998 and March 31, 1997, respectively. Sales to enterprise customers operating terrestrial Frame Relay access systems continue to be the cornerstone of the Company's sales with sales of terrestrial systems to carrier customers representing an increasing percentage of total net sales.

Gross Profit

           Gross profit represents net sales less the cost of goods sold, which includes cost of materials, manufacturing overhead costs and direct labor expenses. The Company's gross profit was $7.3 million, or 56.0% of net sales, for the three months ended March 31, 1998 compared to $7.8 million, or 57.4% of net sales, for the three months ended March 31, 1997. The Company's gross profit was $23.2 million, or 56.0% of net sales, for the nine months ended March 31, 1998 compared to $20.2 million, or 56.7% of net sales, for the nine months ended March 31, 1997. The decrease in gross profit as a percentage of sales for the three month and nine month periods was primarily due to a change in product mix.

           The dollar decrease in gross profit for the three and nine month periods was primarily due to the decreased product sales as discussed above in "Net Sales".

           In the future, gross profit may be affected by price competition and discounts, product mix, product configuration, changes in unit volume, cost of components and manufacturing and other factors.

Operating Expenses

Research and development. Research and development expense increased to $4.0 million, or 30.7% of net sales, for the three months ended March 31, 1998 from $2.2 million, or 16.3% of net sales, for the three months ended March 31, 1997. Research and development expense increased to $11.6 million, or 28.2% of net sales, for the nine months ended March 31, 1998 from $5.5 million, or 15.5% of net sales, for the nine months ended March 31, 1997. The majority of each of these increases was attributable to the cost of personnel for the development of new products and enhancement of existing products, primarily as a result of the development of products acquired in the Dynatech and Sourcecom acquisitions, while the remainder of the increases was primarily attributable to consultant fees, the cost of material and depreciation expense.

Sales and marketing. Sales and marketing expense increased to $3.8 million, or 29.4% of net sales, for the three months ended March 31, 1998 from $2.9 million, or 21.3% of net sales, for the three months ended March 31, 1997. Sales and marketing expense increased to $11.6 million, or 28.1% of net sales, for the nine months ended March 31,

1998 from $7.4 million, or 20.8% of net sales, for the nine months ended March 31, 1997. These increases were primarily attributable to the addition of personnel and increased marketing activities.

General and administrative. General and administrative expense increased to $1.7 million, or 12.7% of net sales, for the three months ended March 31, 1998 from $1.2 million, or 9.1% of net sales, for the three months ended March 31, 1997. General and administrative expense increased to $5.4 million, or 13.2% of net sales, for the nine months ended March 31, 1998 from $3.4 million, or 9.6% of net sales, for the nine months ended March 31, 1997. The acquisitions of Dynatech and Sourcecom contributed significantly to an increase in general and administrative expense without a commensurate increase in sales.

           General and administrative expense will be impacted by approximately $260,000 per year for five years commencing October 1, 1997, $350,000 per year for five to seven years commencing March 11, 1997 and by $300,000 per year for seven years commencing November 30, 1995 due to amortization of goodwill and other intangibles associated with the acquisitions of the Sourcecom assets, the Dynastar product family and Presticom, respectively. Amortization expense relating to acquisitions was approximately $640,000 and $310,000 during nine months ended March 31, 1998 and March 31, 1997, respectively.

           There was a small decrease in operating expenses for the three months ended March 31, 1998 as compared to the three months ended December 31, 1997. For the same comparable periods, operating expenses increased as a percentage of sales reflecting the Company's lower than anticipated total net sales in the current three month period. The Company anticipates that operating expenses, as a whole, will decrease as a percentage of sales in the near term. However, there can be no assurance that operating expenses will not continue to increase as a percentage of sales which would adversely affect the Company's results of operations.

Net interest and other income (expense)

           Net interest income was $427,000 for the three months ended March 31, 1998 compared to net interest income of $773,000 for the three months ended March 31, 1997. Net interest income was $1,523,000 for the nine months ended March 31, 1998 compared to net interest income of $2,453,000 for the nine months ended March 31, 1997. This decrease was primarily attributable to the decrease in invested funds due to acquisitions in fiscal 1997 and the first quarter of fiscal 1998 and working capital requirements.

Gain on sale of investment

           In March 1998, the Company sold 228,000 shares of Common Stock of Netspeak Corporation for a gain of $4,703,875. The Company purchased the shares in June 1997 for $1,995,000.

Income Taxes

           The provision for income taxes for the nine months ended March 31, 1998 totaled $207,000. The provision for income taxes for the nine months ended March 31, 1997 was $1,522,000. The decrease in the provision for income taxes in the current nine month period is attributable to lower income before taxes for the Company's Canadian operation in the current period. The provision for income taxes differs from the federal statutory rate due primarily to the foreign income taxes related to the Company's Canadian subsidiary and to net operating losses not benefited. A portion of future reductions in the valuation allowance attributed to tax deductions related to the exercise of stock options will be recorded in equity and will not be reflected as a reduction in the tax provision. Subject to certain limitations, the Company has a research and development tax credit carryforward and federal and state operating loss carryforwards, a portion of which it expects to apply against its tax liability for fiscal 1998. If the Company generates profits, the net operating loss carryforwards and research and development tax credit carryforward will be utilized and the Company's effective tax rates will increase.

Inflation/Accounting Pronouncements

           Although management cannot accurately anticipate the effect of inflation on its operations, to date inflation has not had a material effect on product sales or results of operations. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (SFAS
128), which the Company adopted in the quarter ended December 31, 1997 (See "Notes to Consolidated Financial Statements").

LIQUIDITY AND CAPITAL RESOURCES

           The Company has funded its operations primarily from the sale of stock and sales of the Company's products. For the nine months ended March 31, 1998, the Company's operating activities used cash of approximately $9.6 million. At March 31, 1998, the Company had approximately $74.9 million in working capital, including $40.0 million in cash and cash equivalents and $6.0 million in short term investments.

           Capital expenditures relating primarily to the purchase of tooling, computer equipment, test equipment, computer software and office furniture amounted to approximately $2.0 million for the nine months ended March 31, 1998. The Company currently has no material commitments for capital expenditures. However, the Company anticipates spending between $3.0 million and $3.5 million during the next 12 months to acquire fixed assets.

           The Company has a loan and security agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank"), which provides for aggregate borrowings up to a maximum of $3,000,000. Under the Loan Agreement, the Company may borrow up to the lesser of $3,000,000 or 75% of eligible accounts receivable (the "Line of Credit"). The Line of Credit expires July 5, 1998. At March 31, 1998 there were no outstanding balances under the Line of Credit. Interest on the Line of Credit is payable monthly at a rate equal to the Bank's prime rate, which was 8.5% at March 31, 1998, plus 1.5%. The Loan Agreement provides for the issuance of letters of credit in an aggregate amount outstanding up to $500,000. Letters of credit outstanding reduce the amount available under the Line of Credit.
At March 31, 1998 and March 31, 1997, no letters of credit were outstanding.

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

                                  RISK FACTORS

The following Risk Factors should be considered carefully in addition to the other information contained in this Report:

Fluctuations in Quarterly Operating Results. The Company has experienced and may in the future experience significant fluctuations in net sales and operating results from quarter to quarter as a result of a number of factors including, without limitation, the volume and timing of orders from, and shipments to, major customers; market acceptance of the Company's products; the ability of the Company's customers, particularly international customers, to obtain financing for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; variations in the Company's sales channels or the mix of product sales; the timing of new product announcements and product introductions by the Company or its competitors; product obsolescence resulting from new product introductions or changes in customer demand; the availability and cost of supplies; the financial stability of major customers; expenses associated with the acquisition of technologies or businesses; changes in regulatory requirements; the development of public telecommunications infrastructures, particularly in international markets; and currency fluctuations. While the Company regularly engages in price discounting, significant discounts in a particular quarter could adversely affect the results of operations for such quarter. In addition, significant and continuing discounts due to competition or other factors could adversely affect the Company's business, operating results and financial condition. The Company has generally not experienced seasonality in its net sales, although the Company has from time to time experienced decreased net sales to customers in Europe in the third calendar quarter of each year and has experienced some decreases in net sales in other international markets during certain periods during the year. Due to all of the foregoing factors, in certain quarters the Company's operating results have been, and it is likely that in some future periods the Company's operating results will be, below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock has been and in the future could be materially adversely affected. For example, on several occasions over the last few years, the Company's net sales decreased when compared to the preceding quarter and, as a result, the Company's results of operations and, in certain instances, the price of the Company's Common Stock were adversely affected. Quarterly results are not necessarily indicative of future performance for any particular period, and there can be no assurance that the Company will attain growth in net sales or profitability on a quarterly or annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

           The Company's sales are primarily through resellers and are typically characterized by several large orders and a large number of small orders. Resellers typically do not stock a supply of the Company's products and place orders with the Company only after they have received orders from their customers. In addition, the Company's backlog at the beginning of a quarter is generally insufficient to achieve expected net sales for the quarter. While it is difficult for the Company to accurately forecast the timing and quantity of orders on a quarter to quarter basis, the Company may increase expenses with the expectation of future sales. The failure of the Company to accurately forecast the timing and volume of orders for a quarter would adversely affect the results of operations for such quarter and, potentially, for future periods. Fluctuations in quarterly results may result in significant volatility in the market price of the Company's Common Stock. In addition, sales of networking products fluctuate from time to time based on numerous factors, including capital spending levels and general economic and market conditions. Future declines in networking product sales, as a result of general economic conditions or for any other reason, could have a material adverse effect on the Company's business, operating results and financial condition.

           Limited History of Operations and Profitability. The Company was organized in May 1987 and commenced shipments of its first product in October 1988. While the Company first achieved profitability in the fourth calendar quarter of 1990, it incurred losses in periods subsequent to that time. Due to the Company's limited history of profitable operations, there can be no assurance that it will be profitable in future periods. The Company may expand its level of operations, resulting in increased fixed costs and operating expenses. The Company's operating results and net income will be adversely affected to the extent that net sales and gross profits do not increase sufficiently to offset such increased expenses. There can be no assurance that the Company will be able to maintain or increase net sales or gross profits. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

           The markets for certain of the Company's existing and proposed products are emerging or developing. These markets may not continue to develop, whether as a result of competition, technological change, market forces or otherwise. The Company's future operating results will be dependent in part upon the development and growth of these markets. There can be no assurance that such markets will develop. Even if such markets develop, the Company's success will depend, in part, on the viability of the Company's products in such markets, and the ability of the Company to develop effective distribution channels to address these markets. There can be no assurance that the Company's products will be widely accepted. Failure of the Company's products to achieve market acceptance could have a material adverse effect on the Company's business, operating results and financial condition.

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

           Substantial Competition. The market for the Company's products is highly competitive. The Company competes directly domestically and internationally with a variety of companies offering fast packet access and gateway products including Cisco Systems, Inc., FastComm Communications, Corp., Memotec Communications, Inc., MICOM Communications Corp., Motorola, Inc., Sync Research, Inc. and other companies. The Company expects substantial additional competition from existing competitors and from a number of other companies which may enter the Company's existing or future markets. Many of the Company's current and potential competitors have substantially greater name recognition and financial, marketing, technical and other resources than the Company. Many of these companies sell directly to end-users, which the Company believes may provide a competitive edge over the Company when marketing either similar products or alternative networking solutions. Consolidations in the industry could enhance the capabilities of the Company's competitors. There can be no assurance that the Company will be able successfully to compete against either current or potential competitors or that competition will not have a material adverse effect on the Company's business, operation results and financial condition.

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

           Customer Concentration. A small number of customers have historically accounted for a substantial portion of the Company's net sales. In particular, KDC Corporation accounted for approximately 2.1% of the Company's net sales for the fiscal year ended June 30, 1997 and approximately 10.6% for the nine months ended March 31, 1998. KDC is the Company's Korean distributor and the Company anticipates sales to KDC will decrease substantially in the near term. In addition, Interexchange accounted for approximately 1.0% of net sales for the fiscal year June 30, 1997 and approximately 10.7% for the nine months ended March 31, 1998. During the fiscal years ended June 30, 1996 and June 30, 1997 and the nine months ended March 31, 1998, the Company's five largest customers collectively accounted for 43% , 36% and 38%, respectively, of net sales. There can be no assurance that a major customer will not reduce or delay the amount of products ordered from the Company or significantly change the terms upon which the Company and such customer do business. For a variety of reasons, the Company has experienced situations where a major customer has significantly decreased orders from period to period and it is likely that this will occur in the future. Any such reduction, delay or change could have a material adverse effect on the Company's business. In general, the Company's major customers either sell or deploy the Company's products outside the United States, which subjects the Company to a variety of other risks. See "International Sales, Tariffs and Regulatory Matters."

           Management of Growth. The Company has from time to time experienced growth in its operations, both internally and as a result of acquisitions. During the last 12 months, the Company has significantly increased the number of sales, marketing, engineering and other personnel and may continue to increase the number of its personnel. The Company's growth has placed, and will continue to place, strain on the Company's managerial, operational and financial resources, systems and controls. This is particularly true with respect to sales in international markets since each specific international market has its own unique regulatory, financial, technical, customer and other characteristics which often require the Company to devote significant resources to sell products in that country. In addition, the Company engages from time to time in customer development activities for customers which require the allocation of significant resources. The Company's future operating results will depend on its ability to attract, hire and retain skilled employees, and to expand and improve the Company's operational, product development, management information and financial systems and controls. The Company continues to upgrade its management information and product development systems. The Company's failure to manage growth effectively, successfully upgrade its systems or to hire, retain and integrate necessary qualified personnel could adversely affect the Company's business, operating results and financial condition.

           International Sales, Tariff and Regulatory Matters. Sales of the Company's products to customers outside of North America accounted for approximately 63% and 75% of the Company's net sales for the fiscal years ended June 30, 1996 and 1997, respectively, and 68% for the nine months ended March 31, 1998. In addition, the Company believes that a majority of its sales to customers inside North America represent sales of products which are used or resold in markets outside of North America. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, potentially adverse tax consequences and problems in collecting accounts receivable. A significant number of the Company's products are sold or installed in countries, including several in South America and Asia, where political or economic issues have, and may in the future, adversely affect the purchasing decision of customers. The Company believes that recent events in Asia will adversely impact the Company's net sales in that region in the near term. Although the Company's sales are currently denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country and potentially leading to an extension of payment terms. Furthermore, future international activity may result in foreign currency denominated sales and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. The financial stability of foreign markets could also affect the Company's international sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"

           Rates for telecommunications services are governed by tariffs of licensed carriers that are subject to regulatory approval. Future changes in these tariffs could have a material adverse effect on the Company's business. For example, should tariffs for public switched digital services increase in the future relative to tariffs for private leased services, the cost-effectiveness of certain of the

Company's products would be reduced, and its business and results of operations could be adversely affected. In addition, the Company's products must meet standards and receive certification for connection with the public telecommunications networks of a country prior to their sale in such country. In the United States, for example, the Company's products must comply with certain regulations promulgated by the Federal Communications Commission. The Company's products must also be certified by domestic telecommunications carriers. In foreign countries, the Company's products are subject to a wide variety of governmental review and certification requirements. From time to time, foreign governments have altered certification or regulatory requirements which has adversely impacted the Company's ability to sell products in such markets. Any future inability to obtain on a timely basis or retain domestic certificate or foreign regulatory approvals could have a material adverse effect on the Company's business, operating results and financial condition.

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


     (b)    REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                    SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 15, 1998                      ACT NETWORKS, INC.



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