Form 10-K
period 1998-06-30
ACT NETWORKS INC
filed 1998-09-28
CIK 942132

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

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE TRANSITION PERIOD FROM _____________TO _____________


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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Based on the closing sale price on Nasdaq National Market on August 31, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $42,570,345.

        As of August 31, 1998, there were 9,376,480 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

================================================================================

                               ACT NETWORKS, INC.

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                                           PAGE
                                                                                           ----
ITEM 1.    BUSINESS........................................................................  1

ITEM 2.    PROPERTIES...................................................................... 14

ITEM 3.    LEGAL MATTERS................................................................... 14

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS............................. 14

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........... 15

ITEM 6.    SELECTED FINANCIAL DATA......................................................... 16

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS................................................................... 17

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................... 23

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE............................................................ 23

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................. 24

ITEM 11.   EXECUTIVE COMPENSATION.......................................................... 26

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................. 30

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................. 31

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K................ 32

ITEM 1.    BUSINESS

ACT Networks, Inc., a Delaware corporation ("ACT" or the "Company"), develops, manufactures and markets wide area network (WAN) access products which support a broad range of integrated voice and data network applications. Service providers and enterprise customers use the Company's products to build multimedia networks that are bandwidth efficient, cost-effective and easy to manage. The Company's products incorporate advanced voice and data compression algorithms, enhanced switching and traffic management capabilities, and state-of-the-art hardware and software integration technologies.

The Company was incorporated in California in May 1987 under the name Advanced Compression Technology, Inc., changed its name to ACT Networks, Inc. in May 1994, and reincorporated in the state of Delaware on May 2, 1995. The Company's executive offices are located at 188 Camino Ruiz, Camarillo, California 93012 and its telephone number at that location is (805) 388-2474.

INDUSTRY BACKGROUND

The communications traffic of many organizations has grown steadily during the past two decades due to increased use of distributed computing, electronic mail, facsimile, electronic transaction processing, corporate-wide voice communications systems and, more recently, the Internet. This evolution has led to the use of wide area networks to provide interoffice information access and communications, which in turn has produced an increasing need for cost-effective, reliable and flexible WAN access solutions.

The WAN solutions available to an organization vary substantially depending on the organization's size and communications needs, and the state of the local telecommunications infrastructure. Large organizations with large amounts of data traffic have traditionally relied upon wideband digital transmission circuits (such as T1 and E1 and above) leased from public carriers to provide voice, facsimile and data communications between regional offices.

Organizations with less data traffic, including middle market companies and branch offices of large organizations, have traditionally used a combination of low speed leased digital circuits (such as DDS 56K) for data and analog lines or public switched telephone networks for voice and facsimile communications.

In international markets where the public telecommunication infrastructure is generally less developed organizations are increasingly relying on satellite transmission (VSAT) and other wireless media to build private networks to transmit voice, facsimile and data between remote locations.

Conventional WANs are typically comprised of leased dedicated circuits, circuit switching mechanisms and network access equipment based on time division multiplexing ("TDM"). This approach has inherent limitations which may reduce its cost-effectiveness in certain applications. The deployment of a leased circuit to connect two remote sites is often inefficient because the entire bandwidth capacity is dedicated to the organization 24 hours a day even during periods of little or no communications traffic. Leased circuits are also expensive and in many cases can comprise a significant portion of an organization's total networking budget. In addition, conventional WAN solutions are inflexible as bandwidth within the network is static between two fixed points and cannot be dynamically switched among multiple locations on demand. As a result, conventional WAN solutions are not ideally suited to the multimedia transmission of data, voice and facsimile traffic.

In response to the need for services that allow the flexible allocation and efficient utilization of bandwidth among multiple network sites, public carriers began providing packet-switched services such as X.25. Although these services generally cost less than dedicated digital circuits and provide reliable transmission of low-speed asynchronous data, they impose substantial transmission delays and thus are not well suited for high-speed synchronous data, voice, facsimile and other delay-sensitive applications.

In the early 1990s two highly performant networking technologies emerged to address the need for integrated, cost-effective, flexible WAN solutions: Frame Relay and Asynchronous Transfer Mode ("ATM"). These high-speed packet/cell-based networks provide significantly reduced network delays while still permitting bandwidth capacity to be allocated on demand between any two endpoints on a WAN, thereby improving utilization efficiency and supporting a broader range of communications applications. More recently, IP (Internet Protocol) is establishing itself as the WAN transmission protocol of choice among Internet Service Providers (ISPs) and next generation telephone companies.

The majority of public carriers and service providers in the United States and around the world have deployed Frame Relay and/or ATM networks to provide high-speed public services supporting voice and data traffic. They are now implementing, or planning to implement, IP-based services, such as Virtual Private Networking (VPN) to complement their Internet offerings. Enterprises are using Frame Relay, ATM and IP to integrate voice, data and facsimile traffic over public and private WANs and are realizing greater efficiencies at an inherently lower operating cost. Service providers rely on the Company's WAN access products to bring traffic onto their networks and to deliver it to its destination, be it another Frame Relay, ATM, or IP-based network and the traditional telephone voice network ("PSTN").

THE ACT SOLUTION

ACT's WAN access products are designed to integrate voice, data and video applications over frame relay, ATM and IP-based WANs. Enterprise customers and service providers use the Company's products to build multimedia networks that are bandwidth efficient, cost-effective and easy to manage. The Company's products incorporate advanced voice and data compression algorithms, enhanced switching and traffic management capabilities, and state-of-the-art hardware and software integration technologies.

ACT's products are based on current international standards and are designed to work with either terrestrial media (such as copper, fiber and coaxial transmission lines) or wireless media (such as satellite, radio and microwave).

MARKETS AND APPLICATIONS

The following describes the primary markets and applications for the Company's products:

The Enterprise Market: this market consists of companies that consolidate their voice, data and facsimile applications over a private, or dedicated, wide area network. For example, a large bank in Korea has deployed the Company's integrated Frame Relay access devices to build an integrated private frame relay network connecting approximately 350 sites. This network provides switched voice and facsimile connectivity among these locations and concurrently supports both SNA and LAN data applications. The enterprise market also consists of organizations whose telecommunications requirements do not justify leasing dedicated circuits for the purposes of establishing a private network. These end-users contract with service providers to interconnect their remote offices via public Frame Relay or ATM services to eliminate many of the problems and costs associated with managing and supporting a private network. These customers install the Company's products on their premises to aggregate their voice and data traffic for transmission via the service provider of their choice.

The Service Provider Market: traditionally, telephone companies have provided voice services and value added network services providers have provided data transmission services. As a result of worldwide deregulation and the liberalization of telecommunications policies, many new service providers have emerged to offer competitive voice and data services. These service providers deploy Frame Relay, ATM and/or IP networks to transport and manage voice and data traffic over a network infrastructure that is inherently better suited to transport multimedia traffic than the PSTN. These efficiencies are passed on to the end-user in the form of higher throughput, increased connectivity and lower costs. The Company markets its WAN access products to alternate service providers (such as wholesale long-distance carriers and call-back operators), value added network services providers, competitive local exchange carriers (CLECs), incumbent local exchange carriers (ILECs), competitive access providers
(CAPs), Internet Service Providers (ISPs) and Interexchange Carriers (IXCs). These customers deploy the Company's products within their networks to achieve greater levels of traffic aggregation over their transmission circuits, or at the premises of their end-user customers to bring voice and data traffic onto their service networks.

PRODUCTS

The Company is migrating toward two principal product families, NetPerformer and ServiceXchange, which share a common technology foundation but are targeted at different market segments. NetPerformer is a family of Frame Relay access devices ("FRADs") targeted at enterprise customers who need to integrate and transport voice, fax, LAN and SNA data over private or public Frame Relay networks. ServiceXchange addresses the needs of service providers who are especially focused on transporting large volumes of voice traffic cost effectively over Frame Relay, ATM, or IP backbones. Within each family, both chassis-based and stand-alone configurations will be offered to serve specific customer requirements for price, performance, density, and feature set.

The common technology foundation that the two platforms share has been developed or significantly enhanced over the past year, and includes:

o New low-cost, high-density, DSP-based voice processors, which helps reduce the cost of the overall solution.

o Flexible voice signaling system, which enhances compatibility and commonality with various public switch infrastructures.

o Highly-efficient, cell-based protocol and prioritization scheme, which helps maintain toll-quality voice transmission, yet ensures the delivery of mission-critical data.

The Company intends to leverage this shared technology foundation in its future products.

NetPerformer

Designed to integrate voice, fax, SNA and LAN traffic over frame relay and emerging public network services, NetPerformer addresses the needs for branch, regional and central site internetworking with a low cost of ownership. ACT offers two products that complement the NetPerformer line: SkyFrame, and MS-8000/9000.

NetPerformer enterprise WAN access products include:

o  SDM-9500: modular, chassis-based central-site solution

o SDM-9400: expandable analog/digital voice/fax/data solution for regional offices

o SDM-9300/9350: low-cost voice/fax/data solutions for branch office applications

o  SDM-8300: data-only access device for regional offices

o  SDM-8200: entry-level data-only solution for branch office applications

The Company intends to add additional variants in fiscal 1999 based on ACT's new common technology foundation, which will offer a reduced cost basis, while improving port density and overall system performance.

With NetPerformer enterprise WAN access products, organizations worldwide can build private networks that are: o Cost Effective: Integrating LAN, SNA, legacy data, voice and fax traffic substantially cuts recurring communications costs o Bandwidth Efficient: Fast packet networking and advanced compression capabilities (8:1 voice, 4:1 data) save bandwidth and money o Easy to Manage:
Integrated traffic is managed via ACT's standards-based GUI network management system, ACTview 2000

SkyFrame

SkyFrame adds a satellite (VSAT) networking dimension to the NetPerformer product line so that ACT can offer end-to-end voice, fax and data solutions, under one network management system, regardless of the network topology used: satellite or wireline. SkyFrame is deployed to interconnect remote branch offices for small to medium size networks in markets where geography, or the lack of wireline infrastructure, necessitate the use of space-based communications facilities.

MS-8000/9000 Frame Relay Switches

ACT has a long-standing OEM partnership with Ascend Communications (formerly Cascade) where ACT private-labels Ascend frame relay switches. ACT bundles its NetPerformer products with Ascend's high-capacity Frame Relay switches to provide performance, redundancy and scalability, allowing ACT's customers to deploy large, cost-effective private networks.

ServiceXchange

ServiceXchange is a product line currently under development that will form the foundation of ACT's future service provider offering, and shares the common technology foundation with the NetPerformer family. ServiceXchange is a family of highly-scalable, H.323-compliant, IP telephony gateways. The ServiceXchange family is designed for high density, packet-telephony, fax, and data applications over IP, frame relay, ATM, and the PSTN.

The SX-10, the entry-level system, will support four T1/E1 channels for 96/120 simultaneous calls. The Company intends to release the SX-10 for commercial shipment in the third quarter of fiscal 1999 and other members of the SX family will be introduced at future dates to satisfy various price and density requirements. The timing of the introductions will be largely dependent on a variety of factors including, without limitation, the success of product development and the evolution of the packet telephony market.

ACTview 2000 NMS

ACT has developed ACTview 2000, a fully-featured SNMP network management tool that is optimized for the two strategic product families, yet manages the legacy product lines offered by ACT and installed by its customers in the past. ACT customers have the ability to manage all aspects of their networks, including monitoring voice and data traffic, configuring nodes and expansion cards, downloading new versions of software, and monitoring the health of the network via a rich, intuitive graphical user interface. Based on HP OpenView, operating on a Windows NT or Windows 95/98 workstation, ACTView 2000 can be integrated with other enterprise management applications to support a single, centrally-located enterprise management system.

Legacy Products

ACT is enhancing the ACTnet product line, composed of the SDM-JFP, SDM-FP, and SDM-DX, with features that improve compatibility with the NetPerformer family, enabling long-standing ACTnet customers to migrate to newer platforms.

CUSTOMERS

End users of the Company's products include financial institutions, government agencies, retail chains, distribution companies and manufacturing organizations. The Company's products are also used by public network service providers of all types. A representative list of end users and service providers is set forth below:

      Domestic End-Users             Alternative Service Providers

      Bonnecker & Leigh              IDT Telecommunications
      First Chicago Bank             Delesat (Germany)
      Idaho National Guard           Teleglobe
      Intelsat                       AT&T Alascom
      National Semiconductor         Comsat do Brazil
      Pyrodyne                       Department of Telecom, India
      South East Frozen Food         Entel-Chile
      Worldex                        IMPSAT
                                     Infonet Services Corporation
      International End-Users        Philippine Long Distance Company
                                     Russtel, Russia
      American Express, Argentina    Telefonica de Espana
      Bank of Brazil                 Telefonica de Peru
      Cheietsee, Japan               Teleport Europe, Germany
      Duty-Free, Australia           Victori
      Industrial Bank of Korea
      Memorex Telex, Australia
      RadioCel/Biper, Mexico
      Samsung, Korea
      Ssangyong, Korea
      TAM, Brazil

SALES AND MARKETING

      The Company markets and sells its enterprise-oriented products primarily through a worldwide network of value-added resellers and systems integrators. Because the WAN access needs of end users vary significantly from market to market, the Company focuses on contracting with local resellers who have the technical capability and the market presence to assist enterprises in developing networking solutions to meet their particular needs. The Company devotes resources to educating resellers as to the benefits of the Company's products and to training them in the proper installation and support of the Company's products. The Company's salespersons support the Company's resellers in their marketing and sales efforts, as does the marketing organization through a variety of reseller support programs.

      The Company also sells its products directly to service providers and large, multi-national enterprises. The Company believes that these customers can best be served via a direct sales force, and the Company intends to continue to increase the number of sales personnel focused on these customers.

      The Company intends to increase its direct marketing efforts to major telecommunications product manufacturers who offer a broader line of solutions. These manufacturers may serve as resellers of the Company's products under private label, OEM or other types of strategic relationships.

      The Company's marketing efforts include participating in major telecommunication trade shows, advertising in major trade journals, conducting direct mail marketing campaigns, publishing newsletters and technical articles, and conducting conferences for resellers. The Company also relies heavily on its web site for information distribution, lead generation and qualification, and sales support (via sales and reseller Intranet sites). As of June 30, 1998, the Company's marketing department consisted of 13 full-time employees.

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

PRODUCT DEVELOPMENT

      The Company has spent approximately $5 million, $8.3 million and $16.3 million during each of the fiscal years ended June 30, 1996, 1997 and 1998, respectively, on research and development activities. The Company's current product development efforts are directed toward producing a common technology foundation which can be leveraged to rapidly deliver new products in order to meet the changing needs of customers in the enterprise and service provider market segments. In particular, the Company intends to focus on the completion of the SX-10, the development of other products in the ServiceXchange family and the development of new capabilities for the Netperformer family. The Company's product development efforts focus on the following principles:

      Develop New Products and Technology. The Company continually assesses worldwide market trends with the focus of developing new products designed to meet emerging market demands. In developing new products, the Company attempts to combine its existing technology base (largely its extensive integrated voice and data technology) with new technologies (such as IP and ATM on the network side) to provide a broader range of networking solutions to the end-user.

      Improve Existing Technology. The Company has, over time, amassed a unique set of voice processing technologies and expertise. As voice processing technology becomes generally available as licensable software or integrated chip sets, The Company seeks to maintain differentiation by optimizing its voice processing technology to maintain toll quality, while continuing to reduce the bandwidth requirements and expand industry compatibility and data integration. Additionally, the Company plans to improve voice processing density by making use of newly-available high-power digital signal processing technology.

      Leverage Software-defined Products. With the Company's focus shifting toward two strategic product platforms, NetPerformer and ServiceXchange, which share common software-defined technology components, the Company is able to rapidly enhance the products to meet emerging market needs. This strategy also allows the Company to reduce hardware design changes and retooling costs, and to accelerate the certification processes for new products.

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

COMPETITION

      The market for the Company's products is highly competitive. The Company competes with a variety of companies offering Frame Relay access products, which are split into two categories largely by their size. The larger competitors, including such companies as Cisco Systems, Inc. ("Cisco"), Northern Telecom ("Nortel"), Motorola Information Systems Group ("Motorola"), Ascend Communications ("Ascend") and Lucent Technologies ("Lucent"), offer total solutions (including backbone products, access products, integration and support) for large, multinational customers.

      Smaller, more specialized competitors, such as Memotec Communications, Inc. ("Memotec"), Sync Research, Inc. ("Sync"), and Nuera Communications ("Nuera"), focus primarily on building private Frame Relay networks for small-to-mid-size companies.

      The Company plans to compete with its larger competitors by establishing a strategic partnership with one or more of them. The Company plans to compete directly with the smaller competitors by highlighting product and technology differentiators, and providing expert integration service and support.

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

        The Company resells Frame Relay switches purchased from Ascend. Although the Company believes similar products can be purchased from other sources, the process of qualifying replacement suppliers, generating the supporting documentation, performing system level integration, obtaining standards-compliant approval for its products, and retraining sales and marketing channels would take a significant amount of time and expense. The Company's ability to offer an integrated, cost-effective networking solution is based, in part, on its ability to sell such products as part of its present line. The Company's inability to source these products at satisfactory quality and quantity levels and with the appropriate lead time would adversely affect the Company's business and operations.

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

PROPRIETARY RIGHTS

        The Company does not hold any patents and historically has relied on a combination of contractual rights, trade secrets, copyright and trademark law and technical measures to establish and protect its proprietary rights in its products. However, the Company is currently seeking patent protection for certain of its technologies. Although the Company relies to a great extent on trade secret protection for much of its technology, and obtains confidentiality agreements from its employees, consultants and other third parties to whom the Company reveals confidential information pursuant to their business relationships, there can be no assurance that third parties will not independently develop the same or similar technology, obtain unauthorized access to the Company's proprietary technology or misuse the technology to which the Company has granted them access. The Company has substantial international operations and the laws of foreign countries treat the protection of proprietary rights differently from, and may not protect the Company's proprietary rights to the same extent as do, laws in the United States.

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

EMPLOYEES

        As of August 31, 1998, the Company employed 242 full-time persons, including 40 in operations, 34 in sales and marketing, 22 in customer service, 111 in engineering and 35 in finance and administration. The Company also employs a small number of temporary and contract employees. None of the Company's employees is represented by a labor union. The Company is not a party to any collective bargaining agreement or other similar agreement. The Company has experienced no work stoppages to date. The Company believes that its relationship with its employees is good.

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

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company has experienced and may in the future experience significant fluctuations in net sales and operating results from quarter to quarter as a result of a number of factors including, without limitation, the volume and timing of orders from, and shipments to, major customers; market acceptance of the Company's products; the ability of the Company's customers, particularly international customers, to obtain financing for the purchase of the Company's products; economic issues in international markets; changes in the Company's strategies; changes in pricing policies or price reductions by the Company or its competitors; variations in the Company's sales channels or the mix of product sales; the timing of new product announcements and product introductions by the Company or its competitors; product obsolescence resulting from new product introductions or changes in customer demand; the availability and cost of supplies; the financial stability of major customers; expenses associated with the acquisition of technologies or businesses; changes in regulatory requirements; the development of public telecommunications infrastructures, particularly in international markets; and currency fluctuations. While the Company regularly engages in price discounting, significant discounts in a particular quarter could adversely affect the results of operations for such quarter. In addition, significant and continuing discounts due to competition or other factors could adversely affect the Company's business, operating results and financial condition. The Company has generally not experienced seasonality in its net sales, although the Company has from time to time experienced decreased net sales to customers in Europe in the third calendar quarter of each year and has experienced some decreases in net sales in other international markets during certain periods during the year. Due to all of the foregoing factors, in certain quarters the Company's operating results have been, and it is likely that in some future periods the Company's operating results will be, below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock has been and in the future could be materially adversely affected. For example, on several occasions over the last few years, the Company's net sales decreased when compared to the preceding quarter and, as a result, the Company's results of operations and, in certain instances, the price of the Company's Common Stock were adversely affected. In addition, in July 1998 the Company commenced a restructuring program which adversely impacted the Company's operating results and which will continue to adversely impact the Company's operating results in the near term. Quarterly results are not necessarily indicative of future performance for any particular period, and there can be no assurance that the Company will attain growth in net sales or profitability on a quarterly or annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

LIMITED HISTORY OF OPERATIONS AND PROFITABILITY. The Company was organized in May 1987 and commenced shipments of its first product in October 1988. While the Company first achieved profitability in the fourth calendar quarter of 1990, it incurred losses in periods subsequent to that time. There can be no assurance that the Company will be profitable in future periods. In the past, the Company has expanded its level of operations, resulting in increased fixed costs and operating expenses, with the expectation of increased sales and gross profits. The Company's operating results and net income were adversely impacted as net sales and gross profits did not increase sufficiently to offset such increased expenses. While the Company commenced a restructuring program in July 1998 to decrease expenses, there can be no assurance that expenses have been, or will be, decreased sufficiently to result in profitability, that the Company will not increase expenses with the anticipation of increased sales in the future, or that the Company will maintain or increase net sales or gross profits. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON KEY PERSONNEL; NEW MANAGEMENT. The Company's success is dependent in large part on its executive officers, senior management and sales and technical personnel. Since July 1998, the Company has undergone numerous changes in all levels of the organization as a result of a restructuring and other factors. In particular, the Company has a new Chief Executive Officer, Vice President of Marketing, Vice President of Sales and Vice President of Engineering. The failure of new management and other personnel to fully integrate into the Company's operations and to execute the Company's strategy, and the failure of the Company to retain such management and other personnel, could have a material adverse effect on the Company's business. The Company's success will be dependent on its continued ability to attract, retain and motivate highly skilled employees, who are in great demand. There can be no assurance that the Company will be able to do so.

RESTRUCTURING. In July 1998, the Company commenced a restructuring program to streamline its operations and focus its efforts on the Netperformer and ServiceXchange products. The Company discontinued or de-emphasized certain nonstrategic operations or product lines and effected numerous personnel changes. As a result of these and other factors, the Company incurred significant losses in the quarter ended June 30, 1998. The Company expects to incur an additional $2 million to $3 million in expenses related to the restructuring in fiscal 1999, although there can be no assurance that expenses related to the restructuring will not be in excess of such amount. As such, the restructuring program will adversely impact the Company's results of operations in the near term. There can be no assurance that the restructuring will positively impact the Company in the long term.

TECHNOLOGICAL CHANGE, CHANGING MARKETS AND NEW PRODUCTS. The market for the Company's products is characterized by rapid technological advances, evolving industry standards, frequent new product introductions and enhancements, and significant price competition. The introduction of products involving superior or alternative technologies, the emergence of new industry standards, governmental regulations, changes in a market's pricing structure and other factors could render the Company's existing products, as well as products under development, obsolete and unmarketable in one or more markets which could adversely affect the Company's business, operating results and financial condition. The Company has experienced instances where one or more of those factors resulted in a significant decrease in sales of the Company's products in particular markets or resulted in new products becoming obsolete or unmarketable. The Company's success will depend, in part, on the viability of the Company's products in its markets and the ability of the Company to develop effective distribution channels to address these markets. There can be no assurance that the Company's products will be widely accepted. Failure of the Company's products to achieve market acceptance could have a material adverse effect on the Company's business, operating results and financial condition.

        The Company believes its future success will depend, in part, upon its ability to expand and enhance the features of its existing products and to develop or acquire and introduce new products designed to meet changing customer needs on a cost-effective and timely basis. In particular, the completion of the development and successful commercial release of the ServiceXchange family of products is critical to the Company's strategies. Failure by the Company to respond on a timely basis to technological developments, changes in industry standards or customer requirements, or any significant delay in product development or introduction (particularly the ServiceXchange products), could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will respond effectively to technological changes or new product announcements by others or that the Company will be able to successfully develop and market new products or product enhancements and that any new product or product enhancement will gain market acceptance.

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

SUBSTANTIAL COMPETITION. The market for the Company's products is highly competitive. The Company competes directly domestically and internationally with a variety of companies offering fast packet access and/or gateway products including Cisco Systems, Inc., Lucent Technologies, Inc., Ascend Communications, Northern Telecom, Inc., Memotec Communications, Inc., Motorola Information Systems Group, Sync Research, Inc. and other companies. The Company expects substantial additional competition from existing competitors and from a number of other companies which may enter the Company's existing or future markets. Many of the Company's current and potential competitors have substantially greater name recognition and financial, marketing, technical and other resources than the Company. Many of these companies sell directly to end-users, which the Company believes may provide a competitive edge over the Company when marketing either similar products or alternative networking solutions. In addition, many of these companies offer a more comprehensive networking solution to their customers than the Company. Consolidations in the industry could enhance the capabilities of the Company's competitors. There can be no assurance that the Company will be able successfully to compete against either current or potential competitors or that competition will not have a material adverse effect on the Company's business, operation results and financial condition.

INTEGRATION OF ACQUISITIONS. The Company has, and may in the future, acquire complementary technologies and businesses. Acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the creation and amortization of goodwill and the incurrence of acquisition related expenses, all of which could adversely affect the Company's results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired businesses; the diversion of management's attention from other business concerns; risks associated with the Company's entering markets in which it has no or limited direct prior experience; and the potential loss of key employees of the acquired company. The Company has engaged in several acquisitions in the last two years which have resulted in increased expenses without a commensurate increase in net sales. These acquisitions have also adversely impacted the Company's results of operations due to in-process research and development expenses, the write down of tangible and intangible assets and other factors. In the event the Company engages in additional acquisitions, no assurances can be given as to the effect thereof on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMER CONCENTRATION. A small number of customers have historically accounted for a substantial portion of the Company's net sales. During the fiscal years ended June 30, 1996, 1997 and 1998, the Company's five largest customers collectively accounted for 42%, 36% and 35%, respectively, of net sales. In many instances, the Company's major customers in any given period have ordered significantly less products in future periods. The Company believes that this has been due, in part, to customers who make large, one-time purchases to set up their communications infrastructure, after which such customers do not require further significant purchases. In addition, the Company believes this may be due to a variety of other factors, including, without limitation, the economic conditions in various countries, particularly those in Asia and South America. Therefore, the Company expects that its major customers will fluctuate from period to period. There can be no assurance that a major customer will not reduce or delay the amount of products ordered from the Company or significantly change the terms upon which the Company and such customer do business. Any such reduction, delay or change could have a material adverse effect on the Company's business.

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

INTERNATIONAL SALES, TARIFF AND REGULATORY MATTERS. Sales of the Company's products to customers outside of North America accounted for approximately 63%, 75% and 64% of the Company's net sales for the fiscal years ended June 30, 1996, 1997, and 1998, respectively. In addition, the Company believes that a majority of its sales to customers inside North America represent sales of products which are used or resold in markets outside of North America. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, potentially adverse tax consequences and problems in collecting accounts receivable. A significant number of the Company's products are sold or installed in countries, including several in South America and Asia, where political or economic issues have, and may in the future, adversely affect the purchasing decision of customers. The Company believes that recent events in Asia and Latin America have adversely impacted, and will continue to adversely impact, the Company's net sales in these regions in the near term. Although the Company's sales are currently denominated in U.S. dollars, fluctuations in currency exchange rates have in the past caused, and could in the future cause, the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country and potentially leading to an extension of payment terms. Furthermore, future international activity may result in foreign currency denominated sales and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. The financial stability of foreign markets could also affect the Company's international sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"

        Rates for telecommunications services are governed by tariffs of licensed carriers that are subject to regulatory approval. Future changes in these tariffs could have a material adverse effect on the Company's business. For example, should tariffs for public switched digital services increase in the future relative to tariffs for private leased services, the cost-effectiveness of certain of the Company's products would be reduced, and its business and results of operations could be adversely affected. In addition, the Company's products must meet standards and receive certification for connection with the public telecommunications networks of a country prior to their sale in such country. In the United States, for example, the Company's products must comply with certain regulations promulgated by the Federal Communications Commission. The Company's products must also be certified by domestic telecommunications carriers. In foreign countries, the Company's products are subject to a wide variety of governmental review and certification requirements. From time to time, foreign governments have altered certification or regulatory requirements which has adversely impacted the Company's ability to sell products in such markets. Any future inability to obtain on a timely basis or retain domestic certificate or foreign regulatory approvals could have a material adverse effect on the Company's business, operating results and financial condition.

RELIANCE ON THIRD PARTY SUPPLIERS. The Company relies on third party suppliers who supply the components used in the Company's products. The unavailability of certain components from current suppliers, especially components custom designed for the Company, could result in delays in the shipment of the Company's products as well as additional expenses associated with obtaining and qualifying a new supplier. In addition, certain key components used in the Company's products are available only from single sources and the Company does not have long term contracts ensuring the supply of such components. As the Company typically maintains less than 90 days supply of such components, there can be no assurance that components will be available to meet the Company's future requirements at favorable prices, if at all. The Company's inability to obtain components in a timely manner would materially and adversely affect the Company's business and financial condition. In addition, any significant increase in component prices could also adversely affect the Company's results of operations. The Company resells Frame Relay switches purchased from Ascend. Although the Company believes similar products can be purchased from other sources, the process of qualifying replacement suppliers, generating the supporting documentation, performing system level integration, obtaining standards-compliant approval for its products, and retraining sales and marketing channels would require a significant amount of time and expense. The Company's ability to offer an integrated, cost-effective networking solution is based, in part, on its ability to sell such products as part of its present line. The Company's inability to source these products at satisfactory quality and quantity levels and with the appropriate lead time would adversely affect the Company's business and operations.

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

DEPENDENCE ON PROPRIETARY TECHNOLOGY. The Company's future success will depend in part on its proprietary technology. In addition, certain technology licensed from third parties is incorporated in the Company's products. In particular, the Company licenses certain of its voice compression algorithms, the right to commercialize its SkyFrame products, components of its network management system software and other software and technology embedded in the hardware incorporated into the Company's products pursuant to nonexclusive license agreements. The failure of the Company to retain such licenses or obtain new licenses as improvements in such technology are developed and new technology is introduced could adversely affect the Company's business. The Company does not currently hold any patents. The Company relies principally on copyright, trade secret and contract law to protect its proprietary technology. There can be no assurance that such measures are adequate to protect the Company's proprietary technology. The Company has substantial international operations and the laws of foreign countries treat the protection of proprietary rights differently from, and may not protect the Company's proprietary rights to the same extent as do, laws in the United States. Since patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which, if issued as patents, would relate to the Company's products. In addition, the Company has never conducted a comprehensive patent search relating to the technology used in its products. Accordingly, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that such claims will not be successful. The Company could incur substantial costs in defending itself and its customers against any such claims, regardless of the merits of such claims. Parties making such claims may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to sell its products in the United States and abroad, and could result in an award of substantial damages. In the event of a successful claim of infringement, the Company, its customers and end-users may be required to obtain one or more licenses from third parties. The Company has in the past, and may in the future, pay significant sums to obtain licenses from third parties to avoid the costs and uncertainties associated with defending a potential claim. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost or at all. The defense of any lawsuit could result in time consuming and expensive litigation, damages, license fees, royalty payments and restrictions on the Company's ability to sell its products, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

YEAR 2000. Many computer and networking systems experience problems handling dates beyond the year 1999. Therefore, some computer and networking hardware, software and firmware will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the internal readiness of its computer and networking systems and the compliance of its products and software sold to customers for handling the year 2000. The Company expects to implement successfully any systems and programming changes required to address year 2000 issues, if any, and does not believe that the cost of such actions, if any, will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have a material adverse effect on the Company's business, results of operations and financial condition.

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

ITEM 2. PROPERTIES.

        The Company's principal administrative, engineering and manufacturing facilities are located in one 52,000 square foot leased facility in Camarillo, California, under a lease that expires on July 1, 1999. The base rent is currently approximately $56,000 a month. In addition to the base rent, the Company pays its share of the operating expenses, property tax, and insurance premiums on the building. The Company also leases 15,000 square feet of space in Montreal, Canada, 8,000 square feet in Phoenix, Arizona and 14,000 square feet in Monassas, Virginia and 35,000 square feet in Westlake Village, California, 11,000 feet of which is subleased to a third party. ACT maintains small sales support offices in the United Kingdom and in the States of Maryland and Texas. The Company believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed.

ITEM 3. LEGAL MATTERS.

        The Company has no material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

        No matters were submitted to a vote of security-holders during the quarter ended June 30, 1998.

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



FISCAL YEAR                                                High       Low
-----------                                              --------   ---------
1999
  1st Quarter (through September 21, 1998)               $ 9 3/16   $ 4 15/16

1998
  4th Quarter                                            $15        $ 8 3/4
  3rd Quarter                                             13          7 7/8
  2nd Quarter                                             12 3/4      7
  1st Quarter                                             15 7/8     11 11/16

1997
  4th Quarter                                            $18 7/8    $10 3/8
  3rd Quarter                                             36 1/4     11 1/4
  2nd Quarter                                             36 1/2     24 1/4
  1st Quarter                                             37 1/4     21 1/2

As of September 21, 1998, there were approximately 6,600 record holders of the Company's Common Stock. On September 21, 1998, the last reported sale price of the Common Stock on the Nasdaq National Market was $6.00 per share.

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

ITEM 6. SELECTED FINANCIAL DATA.

        The following selected financial data with respect to the Company's statement of operations for each of the five fiscal years ended June 30, 1994, 1995, 1996, 1997 and 1998 and the balance sheet data at June 30, 1994, 1995, 1996, 1997 and 1998 are derived from the audited financial statements of the Company. The financial statements and the related report of independent auditors for the fiscal years ended June 30, 1994 and 1995 are not included in this Report. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Financial Statements of the Company and the related notes thereto included elsewhere in this Report.

                                                      FISCAL YEAR ENDED JUNE 30,
                                         ----------------------------------------------------
                                            1994       1995      1996       1997      1998
                                         ---------  ---------  --------  ---------  ---------
                                                (in thousands, except per share data)
Statement of Operations Data:
   Net sales...........................  $  12,654  $  20,566  $ 28,404  $  49,173  $  54,964
   Cost of goods sold..................      5,939      9,244    13,998     21,431     29,900
                                         ----------------------------------------------------
     Gross profit......................      6,715     11,322    14,406     27,742     25,064
 Operating expenses:
     Research and development..........      1,955      3,586     5,027      8,344     16,349
     Sales and marketing...............      2,943      4,785     7,174     11,115     15,984
     General and administrative........      1,335      1,736     3,257      5,291      8,935
     In-process research and
       development.....................                           5,600      3,416      6,750
     Impairment and restructuring......                                                 3,393
                                         ----------------------------------------------------
                                             6,233     10,107    21,058     28,166     51,411
                                         ----------------------------------------------------

   Income (loss) from operations.......        482      1,215    (6,652)      (424)   (26,347)
   Gain on sale of investment..........                                                 4,704
   Net interest income and other
     income (expense)..................          8         69     1,220      3,327      2,419
   Loss due to earthquake..............      (281)
                                         ----------------------------------------------------
   Income (loss) before income taxes...        209      1,284    (5,432)     2,903    (19,224)
   Provision for income taxes..........                    22       295      1,420        157
                                         ----------------------------------------------------

   Net income (loss)...................  $     209  $   1,262  $ (5,727)  $  1,483   $(19,381)
                                         ----------------------------------------------------

Earnings (loss) per share
   Basic...............................  $    0.18  $    0.72  $  (0.78)  $   0.16   $  (2.11)
   Diluted ............................  $    0.05  $    0.24  $  (0.78)  $   0.15   $  (2.11)

   Shares used in per share
      calculations
   Basic...............................      1,149      1,753     7,308      9,184      9,170
   Diluted.............................      3,852      5,211     7,308      9,973      9,170


                                                      FISCAL YEAR ENDED JUNE 30,
                                         ----------------------------------------------------
                                            1994       1995      1996       1997      1998
                                         ---------  ---------  --------  ---------  ---------
                                                            (in thousands)
Balance Sheet Data:

   Working capital .....................  $ 3,923     $38,235     $84,747  $ 81,982    $66,145
   Total assets.........................    6,398      42,847      93,851   100,696     80,838
   Total long-term debt, excluding
     current maturities.................                              147
   Accumulated deficit..................   (3,571)     (2,304)     (8,036)   (6,652)   (25,933)
   Total stockholders' equity  (1)......    4,847      40,316      90,140    93,538     72,517

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

GENERAL

        ACT develops, manufactures, and markets wide area network (WAN) access products which support a broad range of integrated voice and data network applications. Service providers and enterprise customers use the Company's products to build multimedia networks that are bandwidth efficient, cost-effective and easy-to-manage. The Company's products incorporate advanced voice and data compression algorithms, enhanced switching and traffic management capabilities, and state-of-the-art hardware and software integration technologies.

        The Company is migrating toward two principal product families, NetPerformer and ServiceXchange, which share a common technology foundation but are targeted at different market segments. NetPerformer is a family of Frame Relay access devices ("FRADs") targeted at enterprise customers who need to integrate and transport voice, fax, LAN, and SNA data over private or public Frame Relay networks. ServiceXchange addresses the needs of service providers who are especially focused on transporting large volumes of voice traffic cost effectively over Frame Relay, ATM, or IP backbones. Within each family, both chassis-based and stand-alone configurations will be offered to serve specific customer requirements for price, performance, density, and feature set.

        The Company's future results will be dependent upon a variety of factors including, without limitation, the Company's ability to develop and release new products in a timely manner and within anticipated budgets. While the Company anticipates the release of new products in fiscal 1999, there can be no assurance that such products will be released when anticipated or that such products will achieve market acceptance.

        The Company anticipates that, in general, the average sales price for its products will decrease over time due to competition and other factors. The Company is currently focusing on developing OEM or similar relationships with third parties, which may result in significant pricing discounts and lower gross margins. In addition, the Company has from time to time introduced new products which are less expensive alternatives to the Company's older products. In such instances, the Company must sell more units to maintain the same level of aggregate net sales. Price erosion of existing products, significant discounting and the Company's introduction of less expensive networking alternatives could adversely affect the Company's margins and results of operations.

        Sales to customers outside of North America accounted for approximately 65%, 75% and 64% of the Company's net sales for the fiscal years ended June 30, 1996, 1997 and 1998, respectively. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. In addition, the Company believes that a significant portion of its sales to customers inside North America represent sales of products which are used or resold in markets outside of North America. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, problems and delays in collecting accounts receivable and economic downturns in foreign markets. A significant number of the Company's products are sold or installed in countries, including several in South America and Asia, where political or economic issues have adversely affected, and may in the future adversely affect, the purchasing decision of the customer. In addition, fluctuations in currency exchange rates have caused, and may in the future cause, the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. The Company believes that recent events in Asia and South America will adversely impact the Company's net sales in these regions in the near term.

        A small number of customers have historically accounted for a substantial portion of the Company's net sales. In particular, Interexchange accounted for approximately 12.2% of the Company's net sales for the fiscal year ended June 30, 1998. During the fiscal years ended June 30, 1996, 1997 and 1998, the Company's five largest customers collectively accounted for 42%, 36% and 35%, respectively, of net sales. Any reduction, delay or change in orders from significant customers could have a material adverse effect on the Company's business.

ACQUISITIONS

In November 1995, the Company acquired all the outstanding shares of Presticom, a developer of multiprotrocol Frame Relay access devises. In December 1996, the Company acquired all the outstanding shares of DeltaComm Corporation, a developer of bandwidth-efficient modems with expertise in the satellite communications industry. In March 1997, the Company acquired the DynaStar family of products from Dynatech Communications, Inc. The DynaStar product line is a family of compact, flexible, integrated multi-service access switch connectivity products that support extensive multiprotocol WAN connections including TCP/IP, PPP, Frame Relay, X.25 and ATM. In August 1997, the Company acquired out of bankruptcy certain assets of Sourcecom, Inc., a developer of high performance broadband access devises. In connection with these acquisitions, the Company expensed a portion of the purchase prices as in-process research and development. The products and technologies acquired in the Dynatech Communications, Inc. and DeltaComm Corporation acquisitions are being either de-emphasized or discontinued.

RESTRUCTURING PROGRAM

        In July 1998, the Company announced a major restructuring program designed to streamline operations and focus on key markets. As part of the restructuring program, the Company is concentrating its resources on the Netperformer and ServiceXchange product lines. In connection with the restructuring, the Company is significantly reducing its workforce, eliminating its business unit matrix structure in favor of a functional organization and de-emphasizing engineering, sales and marketing efforts for non-strategic products.

        Included in the Company's June 30, 1998 net loss were certain restructuring and impairment charges of $3.4 million as a result of the Company's evaluation and write-down of certain assets, principally the tangible and intangible assets established in the DeltaComm, Dynastar, and SourceCom acquisitions. In addition, the Company recorded charges to cost of goods sold of $3.7 million to write-down the carrying value of inventory due to the restructuring and related de-emphasis or discontinuation of certain product lines and other factors.

        The impairment write-downs, excluding inventory write-downs, reflected in the statement of operations consist of the following non-cash charges (in thousands):

        Asset Impaired                                                Amount
        --------------------------------------------                 --------
        Property, plant and equipment                                $    682
        Developed technology and other acquisition                      2,444
        intangibles
        Other intangible assets                                           267
                                                                     --------
                                                                     $  3,393
                                                                     ========

The Company believes it will record additional charges of $2 to $3 million in fiscal 1999 related to employee termination and other costs associated with the restructuring, although there can be no assurance that such costs will not be greater than anticipated.

RESULTS OF OPERATIONS

        The following table sets forth for the years indicated, the percentage of net sales represented by each item in the Company's statement of operations.

                                              Fiscal Years Ended June 30,
                                         ------------------------------------
                                          1996           1997           1998
                                         ------         ------         ------
Net sales                                100.0%         100.0%         100.0%
Cost of goods sold                        49.3           43.6           54.4
                                         -----          -----          -----
Gross profit                              50.7           56.4           45.6

Operating expenses:
   Research and development               17.7           17.0           29.6
   Sales and marketing                    25.2           22.6           29.1
   General and administrative             11.5           10.8           16.3
   Impairment and restructuring                                          6.2
   Acquired in-process research
      and development                     19.7            6.9           12.3
                                         -----          -----          -----
                                          74.1           57.3           93.5
                                         -----          -----          -----
Loss from operations                     (47.9)         (23.4)          (0.9)
Net interest and other income              4.3            6.8           12.9
                                         -----          -----          -----
Income (loss) before taxes               (35.0)         (19.1)           5.9
Provision for income taxes                 1.0            2.9            0.3
                                         -----          -----          -----
Net income (loss)                        (20.1)%          3.0%         (35.3)%
                                         =====          =====          =====

Net sales

        The Company classifies its sales as either international or domestic. International sales are, in general, shipments to locations outside the United States, regardless of the end-user's or the customer's location. Domestic sales are, in general, shipments to locations within the United States, even if the end-user or customer is located outside the United States. As the Company sells primarily through resellers, the Company does not know with certainty the location of the end-user. The Company believes that a majority of sales that it classifies as domestic are shipped to end-users outside the United States.

        The Company also classifies its sales by customer. In general, the end-users of the Company's products are either enterprise customers who acquire the Company's products for use in their own network or service providers who use the Company's products to provide telecommunications services to third parties. Service providers include alternate service providers (such as wholesale long-distance carriers and call-back operators), value added network services providers, competitive local exchange carriers, incumbent local exchange carriers, competitive access providers, Internet Service Providers and Interexchange Carriers. The Company's NetPerformer products may be used by both enterprise customers and service providers. The Company's ServiceXchange products are designed primarily for the service provider market. As the Company does not intend to actively promote many of its former products which have, historically, accounted for a majority of the Company's net sales, the Company's net sales may be adversely impacted in the near term. The Company has in the past, and may in the future, encounter decreased sales as a result of product transitions.

        Net sales increased 11.8% to $55.0 million for the fiscal year ended June 30, 1998 from $49.2 million for the fiscal year ended June 30, 1997. This increase was primarily as a result of increased domestic sales of the Company's products as well as sales of products from businesses acquired in fiscal 1997 and 1998. Increases in sales to Europe and the Asia Pacific region were offset by decreases in sales to South America. Net sales to the Asia Pacific region decreased substantially from the first two quarters of the fiscal year ending June 30, 1998 to quarters three and four of current fiscal year. For the fiscal year ended June 30, 1998, sales to enterprise customers were approximately $36.2 million, or 65.2%, and sales to service providers were approximately $19.3 million, or 34.8%. The following table sets forth, for the fiscal periods indicated, the percentages of total net sales represented by domestic and international sales.

                                                       Fiscal Year Ended
                                               --------------------------------
                                               June 30, 1998      June 30, 1997
                                               -------------      -------------
            Domestic Sales                          36.2%             25.3%
            International Sales                     63.8              74.7
                                                   -----             -----
                                                   100.0%            100.0%
                                                   =====             =====

        Net sales increased 73.1% to $49.2 million for the fiscal year ended June 30, 1997 from $28.4 million for the fiscal year ended June 30, 1996 due to increased unit sales of the Company's Frame Relay access products. Included in net sales is $2.5 million attributable to sales of products from businesses acquired in fiscal 1997. For the fiscal year ended June 30, 1997, sales to enterprise customers were approximately $41.2 million, or 83.8%, and sales to service providers were approximately $8.0 million, or 16.2%. For the fiscal year ended June 30, 1996, sales to enterprise customers were approximately $23 million, or 5.4%, and sales to service providers were approximately $5.4 million, or 19.0%.

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

Gross Profit

        Gross profit represents net sales less the cost of goods sold, which includes cost of materials, manufacturing overhead costs and direct labor expenses. The Company's gross profit was $25.1 million, or 45.6% of net sales, for the fiscal year ended June 30, 1998. The Company's gross profit was $27.7 million, or 56.4% of net sales, for the fiscal year ended June 30, 1997. Cost of goods sold for the year ended June 30, 1998 includes charges of $3.7 million to write-down the carrying value of inventory due to the de-emphasis or discontinuation of certain product lines. Without these charges, gross profit for the fiscal year ended June 30, 1998 would have been $28.7 million, or 52.2 % of net sales. The decrease in gross profit as a percentage of sales was primarily attributable to decreases in average sales prices due to competitive pressure. Management anticipates continued downward pressure on gross profit as a percentage of sales, particularly as the Company pursues OEM opportunities that typically produce lower gross margins.

        The Company's gross profit was $27.7 million, or 56.4% of net sales, for the fiscal year ended June 30, 1997. The Company's gross profit was $14.4 million, or 50.7% of net sales, for the fiscal year ended June 30, 1996. Fiscal 1996 included a $700,000 charge for obsolete inventory that was taken to recognize the decreased demand for certain point-to-point products. Gross profit, not including this charge, was $15.1 million, or 53.2% of net sales, for the fiscal year ended June 30, 1996. The increase in gross profit as a percentage of sales was primarily attributable to changes in product mix, particularly decreased OEM sales.

Operating Expenses

RESEARCH AND DEVELOPMENT. Research and development expense increased to $16.3 million, or 29.6% of net sales, for the fiscal year ended June 30, 1998 from $8.3 million, or 17% of net sales, for the fiscal year ended June 30, 1997. This increase was primarily attributable to the cost of personnel for the development of new products and enhancement of existing products, which increased to approximately $10.1 million from $4.7 million. The acquisitions of the Dynastar product line in March 1997 and SourceCom in August 1997 represented an increase of approximately 25 and 19 engineering personnel, respectively, without a commensurate increase in sales. Other material components of the increase in research and development expense were consultant fees, the cost of materials and depreciation expense.

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

        As discussed above in "Restructuring Program," management expects to reduce its workforce as the Company de-emphasizes engineering efforts for non-strategic products. While the actual amount expended will depend upon a variety of factors, the Company anticipates decreasing research and development expenses in the near term due to the restructuring program. In particular, the Company plans to narrow its product focus to emphasize the Netperformer and ServiceXchange product lines and anticipates decreasing research and development expenses accordingly. However, the development of new products and features involves a number of risks and uncertainties, and there can be no assurance that the Company's research and development expenses will decrease either in actual dollars or as a percentage of sales in future periods.

SALES AND MARKETING. Sales and marketing expense increased to $16 million, or 29.1% of net sales, for the fiscal year ended June 30, 1998 from $11.1 million, or 22.6% of net sales, for the fiscal year ended June 30, 1997. Sales and marketing expense increased to $11.1 million, or 22.6% of net sales, for the fiscal year ended June 30, 1997 from $7.2 million, or 25.2% of net sales, for the fiscal year ended June 30, 1996. These increases were primarily attributable to the addition of personnel and increased marketing activities.

        As discussed above in "Restructuring Program," management expects to reduce its workforce as the Company de-emphasizes sales and marketing efforts for non-strategic products and adopts a function-based organization structure. While the actual amount expended will depend upon a variety of factors, the Company anticipates decreasing sales and marketing expenses in the near term due to the restructuring program.

GENERAL AND ADMINISTRATIVE. General and administrative expense increased to $8.9 million, or 16.3% of net sales, for the fiscal year ended June 30, 1998 from $5.3 million, or 10.8% of net sales, for the fiscal year ended June 30, 1997. The Dynastar and SourceCom acquisitions contributed significantly to the increase in general and administrative expense without a commensurate increase in sales. Other material components of the increase in general and administrative expense were the cost of personnel associated with the expansion of the Company's management team, outside services and bad debt expense of approximately $1.2 million.

        General and administrative expense increased to $5.3 million, or 10.8% of net sales, for the fiscal year ended June 30, 1997 from $3.3 million, or 11.5% of net sales, for the fiscal year ended June 30, 1996. The Dynastar, DeltaCom and SourceCom acquisitions contributed significantly to the increase in general and administrative expense without a commensurate increase in sales.

        Amortization expense relating to acquisitions was approximately $880,000 and $427,000 in the fiscal years ended June 30, 1998 and June 30, 1997, respectively.

        As part of the restructuring program, the Company wrote-off certain intangible assets acquired in connection with the DeltaComm and Dynatech acquisitions and wrote-down certain intangible assets in connection with the SourceCom asset acquisition. Going forward from June 30, 1998, general and administrative expenses will include approximately $370,000 per year for approximately 4 1/2 years due to the amortization of goodwill and other intangibles associated with the acquisitions of the SourceCom assets and Presticom.

        As part of the restructuring program, the Company intends to combine, eliminate or scale back certain facilities which management expects will reduce general and administrative expense beginning in the second quarter of fiscal 1999. As noted above in "Restructuring Program," the Company will record additional charges in fiscal 1999 related to employee termination and other costs associated with de-emphasizing certain product lines and consolidating facilities.

Net interest and other income (expense)

        Net interest income was $2.4 million for the fiscal year ended June 30, 1998 compared to net interest income of $3.3 million in fiscal 1997. This decrease was primarily attributable to the decrease in invested funds due to acquisitions in late March 1997 and August 1997 and working capital requirements. Net interest income was $1.2 million for fiscal 1996. The increase in fiscal 1997 was primarily attributable to interest received on the proceeds from the Company's secondary offering in June 1996.

Gain on sale of investment

        In March 1998, the Company sold 228,000 shares of Common Stock of Netspeak Corporation for a gain of $4.7 million. The Company purchased the shares in June 1997 for $2 million.

Income Taxes

        The provision for income taxes for the fiscal year ended June 30, 1998 totaled approximately $157,000. In general, the provision for income taxes may differ from the federal statutory rate due to the foreign income taxes related to the Company's Canadian subsidiary, the effect of federal and state alternative minimum taxes, and net operating losses incurred for the period that are not benefited. For fiscal 1998, the difference between the federal statutory rate and the effective tax rate primarily relates to operating losses not benefited. At June 30, 1998, subject to certain limitations, the Company had research and development credit carryforwards of approximately $1,042,000 and $559,000 for federal and state tax purposes, respectively, and approximately $8,159,000 and $1,752,000 in federal and state operating loss carryforwards, respectively. See Note 4 to Notes to Financial Statements.

        There was a $1.4 million provision for income taxes for fiscal 1997 and a provision of $295,000 for income taxes for the year ended June 30, 1996.

Inflation/Accounting Pronouncements

        Although management cannot accurately anticipate the effect of inflation on its operations, to date inflation has not had a material effect on product sales or results of operations. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (SFAS 128), which the Company adopted in its quarter ended December 31, 1997. (See Note 1, "Net
(Loss) Income Per Share"). Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), were issued in June 1997. The disclosures required by these statements are under review by the Company and must be reported in fiscal 1999. The adoption of these statements is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Year 2000

        The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year; accordingly, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal activities.

        The Company's internal information systems require a Unix operating system version upgrade to become Year 2000 compliant. The upgrade will be completed in fiscal 1999. The Company is performing internal testing of its products and expects to complete such testing during the second quarter of fiscal 1999. Based on its testing to date, the Company believes that its products are Year 2000 compliant. The Company has not, and has no present intention to, have its products tested by an independent lab. The Company does not expect that the costs to complete the testing program related to the Year 2000 will have a material impact on operations or financial results. The Company has not conducted a comprehensive survey of customers or suppliers to assess the potential impact, if any, of Year 2000 noncompliance on the part of third parties, however the Company believes that there are two predominant sources of third party risk for the Company with respect to the Year 2000 issue. The Company depends on turnkey manufacturers of components for its manufacturing process and disruption of operations at such a supplier, whether due to Year 2000 noncompliance or not, could negatively impact the Company's shipment schedule. The Company also has a number of large customers who are either end-users or resellers. The Company's top five customers generated 35% of net sales in fiscal 1998. Year 2000 noncompliance at such customers' sites could negatively impact sales to such customers by disrupting the networks of such customers or their customers, in the case of resellers. In the event that the Company's internal system or systems of significant outside vendors are not converted or modified in a timely manner to make them Year 2000 compliant, there could be a material adverse effect upon the business and financial results of the Company. The Company does not have a contingency plan in place to address such an event and does not presently intend to create one.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations primarily from the sale of stock and sales of the Company's products. Net proceeds from the sale of Common Stock in the Company's secondary offering in June 1996 were $53.7 million. For fiscal 1998, the Company's operating activities used cash of approximately $8.9 million, primarily as a result of the Company's net loss for the period offset by adjustments for non-cash items including depreciation, in-process technology and impairment charges. At June 30, 1998, the Company had approximately $66 million in working capital, including $46.6 million in cash and cash equivalents and short-term investments.

        Capital expenditures relating primarily to the purchase of computer equipment, test equipment, computer software and leasehold improvements amounted to approximately $2.4 million for the fiscal year ended June 30, 1998. The Company currently has no material commitments for capital expenditures. However, the Company anticipates spending between $2 million and $3 million during the next 12 months to acquire test equipment, computer equipment, office furniture, tooling and leasehold improvements. The Company also invested $8.4 million in its acquisition of the assets of SourceCom and purchased $2.4 million of treasury stock.

        The Company had a loan and security agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank"), which provided for aggregate borrowings up to a maximum of $3 million. Under the loan agreement, the Company could borrow up to the lesser of $3 million or 75% of eligible accounts receivable (the revolving line of credit). The revolving line of credit expired July 5, 1998 and the Company is presently renegotiating it. At June 30, 1998 and June 30, 1997, there were no outstanding balances under the line of credit.

        The Company believes that available cash, cash equivalents and short-term investments together with internally generated cash flow, will be adequate to satisfy its capital requirements for at least the next twelve months.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

        The following table sets forth certain information concerning the executive officers and directors of the Company as of August 31, 1998.

  NAME                               AGE     POSITION
  ----                               ---     --------
  Andre de Fusco                     40      Chairman of the Board of Directors,
                                             President and Chief Executive Officer
  Melvin L. Flowers                  45      Chief Financial Officer and Vice
                                             President, Finance and Administration
  Alain Gravel                       39      Vice President, Engineering
  Christopher F. Perna               34      Vice President, Sales
  Mike T. Zeile                      34      Vice President, Marketing
  H. Peter Staab                     51      Chief Technology Officer
  Brig. Gen. Harold R. Johnson(1)(2) 75      Director
  William Ambrose (1)(2)             40      Director
  Archibald J. McGill (1)(2)         67      Director
  Frederick W. Gluck                 63      Director

-----------
(1)     Member of the Compensation Committee.
(2)     Member of the Audit Committee.

        Andre de Fusco was appointed President and Chief Executive Officer in July 1998. Previously Mr. de Fusco held several positions with the Company, including the position of Vice President and General Manager of the Company's Broadband Network Services subsidiary from August 1997 to June 1998, Vice President, Strategic Planning and Business Development from December 1995 to June 1998 and Vice President of Marketing from December 1994 to December 1995. Mr. de Fusco was employed as Director of International Accounts and Director of Business Development for Northern Telecom from 1991 to 1994 and as Vice President of Marketing and President of MaxCom, a developer of electronic mail systems, from 1984 to 1991.

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

        Alain Gravel was appointed Vice President, Engineering in July 1998. From November 1995 to July 1998, Mr. Gravel served as Vice President of Research & Development, Data Products, of the Company's Enterprise Network Systems subsidiary. Mr. Gravel served as Vice President of Research & Development of Presticom until the Company acquired Presticom in November 1995. Mr. Gravel was a co-founder of Presticom and was responsible for the development of the NetPerformer product line. He also served on the Board of Directors of Presticom. Mr. Gravel was employed as the Software Development Manager for Memotec from 1988 to 1989 and for Datagram, a developer of statistical multiplexers, from 1984 to 1988.

        Christopher F. Perna was appointed Vice President, Sales in July 1998. Previously, Mr. Perna was Vice President of Sales at ComCore Semiconductor based in Calabasas, California, where he was responsible for worldwide sales and application support from 1997 to 1998. Prior to ComCore, Mr. Perna was a manufacturer sales representative at Jones & McGeoy Sales from 1994 to 1997, and a district sales manager at Integrated Devices Technology from 1991 to 1994.

        Mike T. Zeile was appointed Vice President, Marketing in July 1998. Mr. Zeile held the position of Vice President of Marketing at ComCore Semiconductor from July 1997 to July 1998 where he managed all aspects of the Company's marketing business as well as product management. Prior to joining ComCore, Mr. Zeile worked at Sourcecom Corporation, where he led the definition of the product platform that became the basis for ACT's new ServiceXchange product family. Mr. Zeile has also held various senior management and marketing positions at ADC Telecommunications from 1987 to 1997.

        H. Peter Staab was appointed Chief Technology Officer in July 1998. Mr. Staab previously served as Vice President, Corporate Research and Development from July 1997 to July 1998 and served as Vice President of Engineering from June 1995 to July 1998. Before joining the Company, Mr. Staab was employed at General DataComm as Director of Network Management and Systems from 1992 to 1995 and Director of Transmission Products from 1985 to 1992.

        Brig. Gen. (retired) Harold R. Johnson has served as a member of the Board of Directors of the Company since 1988. Brig. Gen. Johnson is currently the Senior Vice President of Business Development at The Fairchild Corporation, an aerospace and communications company, and has been with Fairchild in various capacities since 1988. From 1980 to 1988, Brig. Gen. Johnson was founder, President and Chief Executive Officer of Telebit Corporation, a manufacturer of telecommunications equipment.

        William W. Ambrose has served as a member of the Board of Directors since 1993. Mr. Ambrose is currently an independent consultant for several private companies. Prior to 1998, Mr. Ambrose was the President of Pyramid Research, Inc. a telecommunications market research organization which he founded in 1986. Mr. Ambrose was initially elected as a director of the Company pursuant to a voting agreement entered into in connection with investment in the Company by a subsidiary of a former stockholder.

        Archibald J. McGill has served as a member of the Board of Directors since 1994. Mr. McGill is the President and Chief Executive Officer of Chardonnay Inc., an investment management company, and has served in such position since 1986. Mr. McGill served as President of Rothschild, Inc., a venture capital investment firm, from 1983 to 1986. Mr. McGill was previously President of the AIS/American Bell division of AT&T and a Vice President of Marketing for International Business Machines. Mr. McGill is presently a member of the Board of Directors of Disc, Inc., Ciber, Inc., Apertus Technologies, Inc. and Employee Benefit Plans, Inc.

        Frederick W. Gluck has served as a member of the Board of Directors since March 1997. Mr. Gluck is currently of counsel to McKinsey and Company. Mr. Gluck was Vice-Chairman and a director of the Bechtel Group from 1995 through July 1998. Previously, Mr. Gluck was at McKinsey and Company for 27 years and led the firm from 1988 until his retirement in 1994. Mr. Gluck is presently a member of the Board of Directors of Amgen, Columbia HCA, Thinking Tools, Inc. and several other private companies.

        The Board of Directors of the Company is divided into three classes, designated "Class I," "Class II" and "Class III," respectively. Each director serves for a term ending on the date of the third annual meeting of stockholders following the annual meeting at which such director was elected. However, each initial director in Class I (Mr. Fusco and Mr. Gluck) serves for a term ending on the date of the annual meeting of stockholders held in 1998; each initial director in Class II (Mr. Ambrose and Mr. McGill) serves for a term ending on the date of the annual meeting of stockholders held in 2000 and each initial director in Class III (Brig. Gen. Johnson) serves for a term ending on the date of the annual meeting of stockholders held in 1999.

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

        Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders were complied with, except that the Company was late in filing a Form 5 for Michael Gardner, an executive officer in Fiscal 1996, who elected to reprice 150,000 options in June, 1997 at $16.675. Mr. Gardner's employment with the Company terminated in October, 1997.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

        The following table sets forth the aggregate compensation paid by any person for all services rendered in all capacities to the Company to the Chief Executive Officer and to each of the four additional most highly compensated executive officers (the "Named Executive Officers") for the fiscal year ended June 30, 1996, 1997 and 1998. Except as indicated below, during fiscal year 1996, 1997, and 1998, no Named Executive Officer received other compensation in excess of the lesser of $50,000 or 10% of such officer's compensation, nor did any such officer receive any restricted stock award, stock appreciation right or payment under any long term incentive plan.

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                                   ANNUAL COMPENSATION           COMPENSATION
                                            -------------------------------      -------------
                                            FISCAL                 BONUS/         UNDERLYING
NAME AND PRINCIPAL POSITIONS                 YEAR   SALARY      COMMISSION($)     OPTIONS (#)
-----------------------------                ----   ------      -------------    -------------
Martin Shum (1)..........................   1998    $270,000                      100,000(6)
  Outgoing Chairman of the Board,           1997     225,000
President & CEO                             1996     190,000                      251,500(3)(4)

Linda Carlson (1)........................   1998     140,000        28,000         20,000(6)
  Outgoing Vice President,                  1997     100,000       101,092
  Worldwide Sales                           1996     117,553        87,200         38,429(3)(4)(5)

John W. Tucker (1).......................   1998     140,000        52,000         20,000(6)
   Outgoing Vice President and General      1997     100,000       121,576
   Manager, Wireless Network Systems        1996     102,510        65,714         67,286(3)(4)

Melvin L. Flowers .......................   1998     150,000                       20,000(6)
   Chief Financial Officer and Vice         1997     140,000
   President, Finance and Administration    1996     120,000                       68,429(3)(4)

Andre de Fusco (2).......................   1998     140,000                       20,000(6)
   Vice President, Strategic Planning       1997     140,000
   and and Business Development             1996     123,335         7,677         54,286(3)(4)

-----------
(1) The above-named officer is no longer employed by the Company.

(2) Mr. de Fusco is the current Chief Executive Officer and President of the Company.

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

(6) Each of the Named Executive Officers were granted the Stock Options on December 3, 1997 at an exercise price of $7.69. Mr. Shum and Mr. Flowers were granted options pursuant to the Company's 1997 Stock Incentive Plan and Ms. Carlson, Mr. Tucker and Mr. de Fusco were granted options pursuant to the Company's 1995 Option Bonus Program. The options were immediately exercisable with any unvested shares acquired under such option being subject to repurchase by the Company, at the exercise price, upon termination of the optionee's service with the Company, and is subject to the Company's Standard Vesting.

OPTION GRANTS

        The following table sets forth, for the fiscal year ended June 30, 1998, information concerning the grant of options to purchase shares of Common Stock under the Company's 1995 Plan or 1997 Incentive Plan to the Named Executive Officers. No stock appreciation rights were granted to any of the Named Executive Officers during fiscal year 1998.


                    OPTION GRANTS IN YEAR ENDED JUNE 30, 1998



                                INDIVIDUAL GRANTS

                                                                           POTENTIAL REALIZATION
                        NUMBER OF                                             VALUE AT ASSUMED
                        SECURITIES   PERCENT OF                            ANNUAL RATES OF STOCK
                        UNDERLYING  TOTAL OPTIONS                          PRICE APPRECIATION FOR
                         OPTIONS     GRANTED TO     EXERCISE                   OPTION TERM(4)
                         GRANTED    EMPLOYEES IN    OF BASE    EXPIRATION  ----------------------
NAME                     (1)(2)     FISCAL 1998     PRICE(3)     DATE          5%          10%
----                    --------    ------------    --------   ----------  -----------  ---------
Martin Shum (5)         100,000        7.96%         $7.69      12/2/07      483,463    1,225,190

Linda Carlson (5)        20,000        1.59%         $7.69      12/2/07       96,693      245,038

John W. Tucker (5)       20,000        1.59%         $7.69      12/2/07       96,693      245,038

Melvin Flowers           20,000        1.59%         $7.69      12/2/07       96,693      245,038

Andre de Fusco           20,000        1.59%         $7.69      12/2/07       96,693      245,038

---------------
(1) The options granted to the Named Executive Officers were granted on December 3, 1997 and have a maximum term of 10 years, subject to earlier termination in the event of the optionee's cessation of service with the Company.

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

(5) The above named officer is no longer employed by the Company.

OPTION CANCELLATION/REGRANT PROGRAM

        The Company implemented an option cancellation/regrant program for directors, executive officers and other employees holding stock options with an exercise price per share in excess of the market price of the Company's Common Stock at the time the cancellation/regrant occurred. The cancellation/regrant was effected on August 3, 1998, and 1,724,798 outstanding options with an exercise price in excess of $ 6.75 per share were canceled and new options for the same aggregate number of shares were granted with an exercise price of $6.75 per share. Andre de Fusco, Frederick W. Gluck, Alain Gravel, Christopher F. Perna and Mike T. Zeile repriced 374,000, 21,000, 42,000, 90,000 and 90,000 shares, respectively.

OPTION EXERCISES AND HOLDINGS

        The following table sets forth information concerning the number and value of shares acquired on exercise of options held by each of the Named Executive Officers during the fiscal year ended June 30, 1998 and the number and value of unexercised options held by each of the Named Executive Officers as of June 30, 1998. No stock appreciation rights were exercised during fiscal year 1997 and no such appreciation rights were outstanding as of June 30, 1998.


                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1998
              AND OPTION VALUES FOR FISCAL YEAR ENDED JUNE 30, 1998

                                                      NUMBER OF SECURITIES
                                                          UNDERLYING              VALUE OF UNEXERCISED
                            NUMBER                     UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                          OF SHARES        VALUE       AT JUNE 30, 1998(1)        AT JUNE 30, 1998($)(2)
                          ACQUIRED ON     REALIZED  ------------------------------------------------------
NAME                      EXERCISE(#)     ($)(3)    EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----                      -----------     --------  -----------  -------------  -----------  -------------
Martin Shum.............    12,500        116,000    $ 470,263                  $1,065,887
Linda Carlson...........                                59,643                      30,603
John W. Tucker..........                                99,500                     127,369
Melvin L. Flowers.......     5,686         60,769       81,029                      21,250
Andre de Fusco..........                               101,000                     124,099

-----------
(1) All of the options of the Named Executive Officers are immediately exercisable, with any unvested shares acquired under such option being subject to repurchase by the Company, at the exercise price, upon termination of the optionee's service with the Company, and vest according to the following schedule: twenty-four percent (24%) of the shares vest upon completion of one year following the vesting commencement date or grant date, as applicable and the balance will vest at a rate of two percent (2%) per full month of employment thereafter. At June 30, 1998, each of the Named Executive Officers owned the following number of options for which vested shares were issuable upon exercise: Mr. Shum, 361,897; Ms. Carlson, 25,177; Mr. Tucker, 57,263; Mr.Flowers, 38,723, and Mr. de Fusco, 57,239.

(2) Calculated based on the closing sale price at June 30, 1998 of $ 8.75 per share, less the applicable exercise price. All of the options of these Named Executive Officers are immediately exercisable, with any unvested shares acquired under such option being subject to repurchase by the Company, at the exercise price, upon termination of the optionee's service with the Company. The value of vested shares issuable upon exercise of "in-the-money" options at June 30, 1998 for each of the Named Executive Officers was as follows: Mr. Shum, $959,637; Ms. Carlson, $9,353; Mr. Tucker, $106,119; Mr.
    Flowers, $0; and Mr. de Fusco, $80,846.

(3) Calculated based on the excess of the fair market value of the purchased shares on the exercise date over the exercise price paid for those shares.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Board of Directors has a Compensation Committee (the "Compensation Committee"), which administers the Company's stock option plans. The members of the Compensation Committee are Mr. William Ambrose, Brig. Gen. (ret.) Harold R. Johnson and Mr. Archibald J. McGill. None of these individuals were at any time during the fiscal year ended June 30, 1998 an officer or employee of the Company.

        The Board of Directors has an Audit Committee (the "Audit Committee") which supervises and makes recommendations and decisions with respect to the periodic audits of the Company's financial results. The members of the Audit Committee are Mr. Archibald J. McGill, Mr. William Ambrose and Brig. Gen. (ret) Harold R. Johnson.

DIRECTOR COMPENSATION

        Each non-employee director (which does not include any director who serves as representative of a stockholder who owns more than 5% of the Company's voting securities) receives $6,000 annually for services as a member of the Board of Directors. Non-employee directors are reimbursed for their out-of-pocket expenses in serving on the Board of Directors. There are no family relationships among any of the current executive officers or directors of the Company.

        During the 1998 fiscal year, certain non-employee directors were eligible to receive option grants under the Automatic Option Grant Program in effect under the Company's 1997 Stock Incentive Plan. Accordingly, at the 1997 Annual Shareholders Meeting held on November 13, 1997, each of the following non-employee directors received an option grant under the Automatic Option Grant Program for 7,000 shares of Common Stock with an exercise price of $9.28 per share: Messrs. Ambrose, McGill and Gluck and Brig. Gen. (ret.) Johnson. In addition, on December 3, 1997, the above named directors also received an option grant under the Discretionary Option Grant Program under the Company's 1997 Stock Incentive Plan for 3,000 shares with an exercise price of $7.69 per share. The exercise price in effect for each option is equal to the fair market value per share of Common Stock on the grant date. Each option has a maximum term of ten (10) years measured from the grant date, subject to earlier termination following the optionee's cessation of Board service. Each option is immediately exercisable for all of the option shares; however, any shares purchased under the option will be subject to repurchase by the Company, at the option exercise price paid per share, upon the optionee's cessation of Board service prior to vesting in those shares. The shares subject to each 7,000 and 3,000 share grant will vest on the day immediately preceding the date of the 1998 Annual Meeting, provided the optionee continues in Board service through that date.

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

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of August 31, 1998 by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group:

                                                                  SHARES BENEFICIALLY
                                                                       OWNED(1)
DIRECTORS, FIVE PERCENT STOCKHOLDERS, NAMED EXECUTIVE             --------------------
OFFICERS AND DIRECTORS AND OFFICERS AS A GROUP                    NUMBER       PERCENT
--------------------------------------------------------          --------------------
Heartland Advisors (2)..................................          810,000       8.6%
Kingdom Capital Management Corporation (2)..............          582,200       6.2
Andre de Fusco (3)......................................          405,135       4.1
Melvin L. Flowers (4)...................................           31,929        *
Alain Gravel (5)........................................           57,621        *
Christopher F. Perna (6)................................           90,000        *
Mike T. Zeile (7).......................................           90,000        *
H. Peter Staab (8)......................................
Brig. Gen. H. R. Johnson (9)............................           29,714        *
William W. Ambrose (10).................................           49,155        *
Archibald J. McGill (11)................................           56,857        *
Frederick W. Gluck (12).................................           52,000        *
All directors and executive officers as a
   group (10 persons) (13)..............................          862,411       8.5%
Martin Shum (14) (15)...................................          536,212       5.5%
John Tucker (14) (16)...................................           63,904        *
Linda Carlson (14) (17).................................           25,941        *

-----------

  *  Less than 1%.

 (1) Unless otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

 (2) Based upon information contained in unofficial databases as of June 30, 1998.

 (3) Includes 401,000 shares issuable upon exercise of immediately exercisable options, of which 73,440 shares will be vested within 60 days from August 31, 1998.

 (4) Includes 10,000 shares issuable upon exercise of immediately exercisable options, of which 10,000 shares will be vested within 60 days from August 31, 1998.

 (5) Includes 42,000 shares issuable upon exercise of immediately exercisable options, of which 17,400 shares will be vested within 60 days from August 31, 1998.

 (6) Includes 90,000 shares issuable upon exercise of immediately exercisable options, of which no shares will be vested within 60 days from August 31, 1998.

 (7) Includes 90,000 shares issuable upon exercise of immediately exercisable options, of which no shares will be vested within 60 days from August 31, 1998.

 (8) Includes 94,000 shares issuable upon exercise of immediately exercisable options, of which 53,800 shares will be vested within 60 days from August 31, 1998.

 (9) Includes 24,000 shares issuable upon exercise of immediately exercisable options, of which 14,000 shares will be vested within 60 days from August 31, 1998.

(10) Includes 25,155 shares beneficially owned by Stone Silo Investments. Mr. Ambrose, as sole owner of Stone Silo Investments, may be deemed to have beneficial ownership of these shares. Also includes 24,000 shares issuable upon exercise of immediately exercisable options, of which 14,000 shares will be vested within 60 days from August 31, 1998.

(11) Includes 56,857 shares issuable upon exercise of immediately exercisable options, of which 46,857 shares will be vested within 60 days from August 31, 1998.

(12) Includes 52,000 shares issuable upon exercise of immediately exercisable options of which 15,960 shares will be vested within 60 days from August 31, 1998.

(13) Includes 25,155 shares owned by Stone Silo Investments. Also includes an aggregate of 862,411 shares issuable to the Company's directors and executive officers upon the exercise of immediately exercisable options held by such directors and executive officers of which 245,457 shares will be vested within 60 days from August 31, 1998.

(14) No longer employed by the Company.

(15) Includes 38,571 shares held by members of Mr. Shum's family and 147,249 shares held by Helen Shum and Martin Shum as Trustees of the Shum Trust dated April 15, 1994. Also, includes 346,249 shares issuable upon exercise of immediately exercisable options of which all shares will be vested within 60 days from August 31, 1998.

(16) Includes 57,309 shares issuable upon exercise of immediately exercisable options of which 57,309 shares currently vested and exercisable until October 8, 1998.

(17) Includes 25,206 shares issuable upon exercise of immediately exercisable options of which 25,206 shares currently vested and exercisable until October 8, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         NONE

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


        (a)(1) FINANCIAL STATEMENTS:

        The Company's financial statements appear in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                                                          Page
                                                                                          ----
        Report of Ernst & Young LLP, Independent Auditors................................  F-1
        Consolidated Balance Sheets as of June 30, 1998 and 1997.........................  F-2
        Consolidated Statements of Operations for the years ended
          June 30, 1998, 1997 and 1996...................................................  F-4
        Consolidated Statements of Stockholders' Equity for the years ended June 30, 1998, 1997 and 1996.............................................  F-5
        Consolidated Statements of Cash Flows for the years ended
          June 30, 1998, 1997 and 1996...................................................  F-6
        Notes to Consolidated Financial Statements.......................................  F-8

        (2) FINANCIAL STATEMENT SCHEDULES:

        The financial statement schedules of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the financial statements or notes thereto.

                                                                                          Page
                                                                                          ----
        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS.................................  S-1

        (3) EXHIBITS:


EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
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


EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
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

 10.30 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.13 to the Company's Registration Statement on Form S-8, Registration No.
        33-80007.


EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
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

 10.33  1997 Non-Executive Officer Stock Option/Stock Issuance Plan as amended
        July 15, 1997. Incorporated by reference to Exhibit 99.1 to the
        Company's Registration Statement on Form S-8, Registration No.
        333-56525.

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


EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
 21.1   List of Subsidiaries of the Company.

 23.2   Consent of Ernst & Young LLP.

 24.1   Power of Attorney (included on page 37).

 27.1   Financial Data Schedule.

----------

 * The Company has received confidential treatment for portions of this document previously filed with the Commission.

        (b   REPORTS ON FORM 8-K:

        No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Camarillo, State of California, on September 28, 1998.

                                       ACT NETWORKS, INC.


                                       By: /s/ ANDRE DEFUSCO
                                           ----------------------------------
                                           Andre De Fusco
                                           President and Chief Executive Officer


                                POWER OF ATTORNEY

        We, the undersigned officers and directors of ACT Networks, Inc., do hereby constitute and appoint Andre de Fusco and Melvin L. Flowers, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:


Signature                                 Title                               Date
---------                                 -----                               ----
/s/ Andre de Fusco               Chairman, President and Chief          September 28, 1998
-----------------------------    Executive Officer
    Andre de Fusco


/s/ MELVIN L. FLOWERS            Vice President, Finance and             September 28, 1998
-----------------------------    Chief Financial Officer (principal
    Melvin L. Flowers            financial and accounting officer)


/s/ WILLIAM W. AMBROSE           Director                                September 28, 1998
-----------------------------
    William W. Ambrose


/s/ HAROLD R. JOHNSON            Director                                September 28, 1998
-----------------------------
    Harold R. Johnson


s/ ARCHIBALD J. MCGILL           Director                                September 28, 1998
-----------------------------
   Archibald J. McGill


/s/ Frederick W. Gluck           Director                                September 28, 1998
-----------------------------
    Frederick W. Gluck

                         Report of Independent Auditors


Board of Directors
ACT Networks, Inc.

We have audited the accompanying consolidated balance sheets of ACT Networks, Inc. as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACT Networks, Inc. at June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                             ERNST & YOUNG LLP



Woodland Hills, California
July 29, 1998

                               ACT Networks, Inc.

                           Consolidated Balance Sheets
                    (in thousands, except per share amounts)

                                                                       JUNE 30
                                                               -------------------------
                                                                 1998          1997
                                                               -------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                    $ 35,018      $ 50,948
  Marketable securities                                          11,607        10,592
  Accounts receivable, less allowances of $2,030 in
    1998 and $411 in 1997                                        17,226        14,792
  Inventory                                                       8,829        12,263
  Prepaids and other current assets                               1,786           545
                                                               -------------------------
Total current assets                                             74,466        89,140

Plant, equipment and other improvements:
  Machinery and equipment                                         6,288         5,618
  Furniture and fixtures                                            992           482
  Computer software                                               1,822         1,416
  Leasehold improvements                                            672           675
                                                               -------------------------
                                                                  9,774         8,191
Accumulated depreciation and amortization                         6,031         3,847
                                                               -------------------------
                                                                  3,743         4,344

Goodwill and other intangibles                                    2,574         5,091
Other assets                                                         55         2,121
                                                               -------------------------
Total assets                                                   $ 80,838      $100,696
                                                               =========================

                               ACT Networks, Inc.

                    (in thousands, except per share amounts)


                                                                      JUNE 30
                                                               ----------------------
                                                                 1998          1997
                                                               ----------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $  4,538      $  3,114
  Accrued payroll and related benefits                            1,743           997
  Restructuring cost                                                750             -
  Other accrued liabilities                                       1,225         1,381
  Income taxes payable                                                -         1,579
  Deferred income taxes                                              65            87
                                                               ----------------------
Total current liabilities                                         8,321         7,158


Commitments and contingencies                                         -             -


Stockholders' equity:
  Common stock and additional paid-in capital;
    $.001 par value:
      Authorized - 40,000
      Issued and outstanding - 9,402 and 9,188
       at June 30, 1998, respectively,  and 9,271               101,067       100,088
       at June 30, 1997
  Treasury stock, at cost 214 shares at June 30, 1998            (2,402)            -
  Unrealized gain on marketable securities                           95             -
  Foreign currency translation                                     (310)            2
  Accumulated deficit                                           (25,933)       (6,552)
                                                               ----------------------
Total stockholders' equity                                       72,517        93,538
                                                               ----------------------
Total liabilities and stockholders' equity                     $ 80,838      $100,696
                                                               ======================

See accompanying notes.

                               ACT Networks, Inc.

                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                         YEARS ENDED JUNE 30
                                               ------------------------------------------
                                                  1998          1997            1996
                                               ------------------------------------------
Net sales                                      $  54,964      $  49,173      $  28,404

Expenses:
  Cost of goods sold                              29,900         21,431         13,998
  Research and development                        16,349          8,344          5,027
  Sales and marketing                             15,984         11,115          7,174
  General and administrative                       8,935          5,291          3,257
  In process research and development              6,750          3,416          5,600
  Impairment and restructuring                     3,393             -              -
                                               ------------------------------------------
Total operating expenses                          81,311         49,597         35,056
                                               ------------------------------------------
Loss from operations                             (26,347)          (424)        (6,652)

Other:
  Gain on sale of investment                       4,704             -              -
  Interest and other income                        2,426          3,346          1,265
  Interest expense                                    (7)           (19)           (45)
                                               ------------------------------------------
                                                   7,123          3,327          1,220
                                               ------------------------------------------

Income (loss) before income taxes                (19,224)         2,903         (5,432)
Provision for income taxes                           157          1,420            295
                                               ------------------------------------------
Net income (loss)                              $ (19,381)     $   1,483      $  (5,727)
                                               ==========================================
Earnings (loss) per share:
  Basic                                        $   (2.11)     $    0.16      $   (0.78)
  Diluted                                      $   (2.11)     $    0.15      $   (0.78)
                                               ==========================================
Shares used in computation of
  earnings (loss) per share:
  Basic                                            9,170          9,184          7,308
  Diluted                                          9,170          9,973          7,308
                                               ==========================================

See accompanying notes.

                               ACT Networks, Inc.

                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                                                                                               UNREALIZED   FOREIGN
                                                          PAID-IN                               GAIN ON     CURRENCY
                                     COMMON STOCK        CAPITAL IN                            AVAILABLE-  TRANSLATION
                                ------------------------  EXCESS OF    TREASURY   ACCUMULATED   FOR-SALE    AND OTHER
                                  SHARES      AMOUNT      PAR VALUE      STOCK      DEFICIT    SECURITIES    DEPOSIT       TOTAL
                                ----------------------------------------------------------------------------------------------------
Balance at July 1, 1995            7,150   $       7      $ 42,662          -       $ (2,308)         -      $  (45)      $40,316
  Amortization of deposit
    secured by Series E                -           -             -          -              -          -          45            45
    preferred stock
  Exercise of options and
    warrants to purchase
    common stock                     281           -           539          -              -          -           -           539
  Secondary public offering        1,510           2        53,684          -              -          -           -        53,686
  Shares issued in connection
    with acquisition                 176           -         1,281          -              -          -           -         1,281
  Net loss                             -           -             -          -         (5,727)         -           -        (5,727)
                                ----------------------------------------------------------------------------------------------------
Balance at June 30, 1996           9,117           9        98,166          -         (8,035)         -           -        90,140
  Exercise of options to
    purchase common stock
    and employee stock
    purchases                        131           -         1,273          -              -          -           -         1,273
  Shares issued in
   connection with
   acquisition                        23           -           640          -              -          -           -           640
  Translation Adjustment               -           -             -          -              -          -           2             2
  Net income                           -           -             -          -          1,483          -           -         1,483
                                ----------------------------------------------------------------------------------------------------
Balance at June 30, 1997           9,271           9       100,079          -         (6,552)                     2        93,538
  EXERCISE OF OPTIONS TO
    PURCHASE COMMON STOCK
    AND EMPLOYEE STOCK
    PURCHASES                        108           -           613          -              -          -           -           613
  FAIR VALUE OF WARRANTS
    ISSUED                            25           -           235          -              -          -           -           235
  STOCK OPTION COMPENSATION           -            -           131          -              -          -           -           131
  TREASURY STOCK PURCHASED          (214)          -             -     (2,402)             -          -           -        (2,402)
  UNREALIZED GAINS ON
    MARKETABLE SECURITIES              -           -             -          -              -         95           -            95
  FOREIGN CURRENCY
    TRANSLATION ADJUSTMENT             -           -             -          -              -          -        (312)         (312)
  NET LOSS                             -           -             -          -        (19,381)         -           -       (19,381)
                                ----------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998           9,188   $       9      $101,058    $(2,402)      $(25,933)       $95      $ (310)     $ 72,517
                                ====================================================================================================

See accompanying notes.

                               ACT Networks, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                 YEARS ENDED JUNE 30
                                                        ----------------------------------------
                                                            1998          1997          1996
                                                        ----------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                        $ (19,381)     $  1,483      $ (5,727)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
    Depreciation                                             2,436         1,571         1,045
    Amortization of intangible assets                        1,210           756           171
    Non-cash charges for warrants and stock
      options                                                  366             -             -
    Gain on sale of investment                              (4,704)            -             -
    Provision for allowances on accounts
      receivable                                             1,712             6             3
    Provision for deferred taxes                               (22)            9            68
    Impairment and restructuring charges                     3,393             -             -
    Write-off of in-process research and
      development                                            6,750         3,416         5,600
    Changes in operating assets and liabilities:
      Accounts receivable                                   (4,146)       (4,723)       (3,634)
      Inventory                                              3,734        (3,285)       (2,371)
      Prepaids and other current assets                     (1,241)          196          (342)
      Accounts payable, accrued expenses,
        other current liabilites and income
        taxes payable                                          989         3,303           274
                                                         ----------------------------------------
Net cash provided by (used in) operations                   (8,904)        2,732        (4,913)

INVESTING ACTIVITIES
Purchase of marketable securities                          (18,727)      (13,744)            -
Sale of  marketable securities                              17,807         3,153             -
Sale (purchase) of long-term investment                      6,699        (1,995)            -
Purchase of plant, equipment and other
  fixed assets                                              (2,434)       (3,163)       (1,794)
Acquisition of Presticom Inc., net of cash
  acquired                                                       -             -        (7,000)
Acquisition of DeltaComm Corp., net of cash
  acquired                                                       -          (262)            -
Acquisition of Dynastar product line                             -        (6,794)            -
Acquisition of certain assets of SourceCom                  (8,390)            -             -
Decrease in other assets                                      (142)         (329)         (617)
                                                         ----------------------------------------
Net cash used in investing activities                       (5,187)      (23,134)       (9,411)

FINANCING ACTIVITIES
Stock warrants and options                                     613         1,273           539
Repurchase of treasury shares                               (2,402)            -             -
Net proceeds from stock offering                                 -             -        53,686
Repayment of notes payable                                       -          (297)          (73)
                                                         ----------------------------------------
Net cash (used in) provided by financing
  activities                                                (1,789)          976        54,152
Net impact of foreign exchange rate changes
  on cash                                                      (50)            -             -
                                                         ----------------------------------------
Net (decrease) increase in cash                            (15,930)      (19,426)       39,828
Cash and cash equivalents at beginning of year              50,948        70,374        30,546
                                                         ========================================
Cash and cash equivalents at end of year                 $  35,018      $ 50,948      $ 70,374
                                                         ========================================

                               ACT Networks, Inc.

                                 (in thousands)

                                                                 YEARS ENDED JUNE 30
                                                          ------------------------------------
                                                            1998          1997          1996
                                                          ------------------------------------
Supplemental cash flow information:
  Interest and income taxes paid during
    the year:
    Interest                                              $      7      $     19      $      6
    Income taxes                                             2,103           173            10

Non-cash investing and financing activities:
  Acquisition of certain assets of SourceCom:
    Fair market value of assets (including
      goodwill) acquired                                     1,640             -             -
    Estimated value of in-process research and
      development                                            6,750             -             -
                                                          -------------------------------------
                                                             8,390             -             -
  Acquisition of DeltaComm Corporation:
    Fair market value of assets (including
    goodwill) acquired                                           -           374             -
    Estimated value of in-process research and
      development                                                -           701             -
    Fair market value of liabilities assumed                     -          (158)            -
    Issuance of stock                                            -          (640)            -
    Cash acquired                                                -           (15)            -
                                                          -------------------------------------
                                                                 -           262             -
  Acquisition of Dynastar product line:                                                      -
    Fair market value of assets (including
      intangibles) acquired                                      -         4,353             -
    Estimated value of in-process research and
      development                                                -         2,715             -
    Liabilities assumed                                          -          (274)            -
                                                          -------------------------------------
                                                                 -         6,794             -
  Acquisition of Presticom Inc.:
    Fair market value of assets (including
      goodwill) acquired                                         -             -         4,456
    Estimated value of in-process research and
      development                                                -             -         5,600
    Fair market value of liabilities assumed                     -             -          (888)
    Issuance of stock                                            -             -        (1,281)
    Cash acquired                                                -             -          (887)
                                                          -------------------------------------
                                                                 -             -         7,000
                                                          -------------------------------------
                                                          $  8,390      $  7,056       $ 7,000
                                                          =====================================

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Results of operations include operations of subsidiaries from the date of acquisition.

CASH EQUIVALENTS

The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from date of purchase. Cash equivalents are carried at cost which approximates fair market value and are considered available-for-sale as defined in Statement of Financial Accounting Standard ("SFAS") No. 115.

MARKETABLE SECURITIES

The Company considers its investment portfolio available-for-sale and accordingly, these investments are recorded at fair value. These investments, which primarily consist of corporate investment grade bonds and commercial paper, had a cost basis of $11,512,000 and $10,592,000,unrealized gain of $95,000 and $0 and a fair value of $11,607,000 and $10,592,000 as of June 30,
1998 and 1997, respectively. The contractual maturities of all the Company's marketable securities are less than one year at June 30, 1998. The cost of securities sold is based on the specific identification method.

                               ACT Networks, Inc.

MARKETABLE SECURITIES (CONTINUED)

In March 1998, the Company sold its investment in Netspeak's stock, with a cost basis of $1,995,000 for gross proceeds of $6,699,000, realizing a gain of $4,704,000. There were no other material realized gains or losses relating to marketable securities during the years ended June 30, 1998 and 1997.

CONCENTRATION OF CREDIT RISKS AND SIGNIFICANT CUSTOMERS

Accounts receivable consists primarily of amounts due from various original equipment manufacturers, end users and distributors. Although, the Company does not require collateral, it performs periodic credit evaluations and analysis of amounts due from its customers. In addition, the Company carries credit insurance on certain foreign receivables, subject to certain limits. Included in accounts receivable at June 30, 1998 and 1997 are $11,019,000 and $10,517,000,
respectively, of amounts due from foreign customers. Significant reserves have been established during the current fiscal year to provide for potential uncollectible accounts.

The three largest accounts receivable from individual customers represented 19.6%, 4.7% and 4.2% at June 30, 1998 and 11.1%, 9.1% and 5.7% at June 30, 1997
of total accounts receivable, respectively.

Sales to one customer represented 12.3% of total sales for 1998, sales to one customer represented 11.5% of total sales for 1997, and sales to one customer represented 17% of total sales for 1996.

The Company's sales by geographic area of the customer are as follows (in thousands):

                                               YEARS ENDED JUNE 30
                                   ---------------------------------------
                                       1998            1997          1996
                                   ---------------------------------------
  North America                    $  19,913       $  12,422     $  10,568
  Latin America                       14,194          18,936         8,026
  Europe                               6,203           5,375         3,752
  Asia Pacific                        14,654          12,440         6,058
                                   ---------------------------------------
                                   $  54,964       $  49,173     $  28,404
                                   =======================================

                               ACT Networks, Inc.

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following (in thousands):

                                                       1997          1997
                                                    ------------------------
Purchased parts                                     $  3,643      $  5,674
Sub-assemblies and finished goods                      5,186         6,589
                                                    ------------------------
                                                    $  8,829      $ 12,263
                                                    ========================

PLANT, EQUIPMENT AND OTHER IMPROVEMENTS

Plant, equipment and other improvements are stated on the basis of cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or the lease terms, which vary from three to seven years.

GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles of $2,574,000 and $5,091,000 at June 30, 1998 and 1997 are net of accumulated amortization of $1,646,000 and $1,391,000, respectively, and consist primarily of developed technology acquired in the Company's acquisitions. Goodwill represents the excess of the purchase price over the estimated fair market value of net assets acquired in business combinations and is being amortized over 7 years. Acquisition intangibles represent the fair market valuation of intangibles acquired in business combinations and are being amortized over 5 to 7 years. Other intangible assets include software licensing agreements which are being amortized over 3 to 5 years. Intangible assets were significantly written down in the current fiscal year as a part of the Company's restructuring (see Note 10).

                               ACT Networks, Inc.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS

Effective July 1, 1997, the Company has adopted the Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). Long-lived assets, such as plant, equipment and intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of these assets may not be recoverable (See Note 10).

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

CREDITS AND GRANTS

The Company receives foreign credits and grants from Canada and the Province of Quebec related to research and development expenditures made by its Canadian subsidiary. These amounts are reflected as a reduction of research and development expense in the Company's statement of operations. Amounts receivable as of June 30, 1998 and 1997 of such credits and grants amounted to $63,000 and $181,000, respectively. For the years ended June 30, 1998 and 1997, $159,000 and $77,000, respectively, of these credits and grants were reflected as a reduction of research and development expense in the accompanying statement of operations.

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

EARNINGS (LOSS) PER SHARE

During the year ended June 30, 1998, the Company adopted SFAS No. 128, "Earnings Per Share" which required a change in the method used to compute earnings per share. Under this new standard, primary and fully diluted earnings per share were replaced with basic and diluted earnings per share. Basic earnings per share amounts exclude the dilutive effect of potential common shares. For ACT Networks, Inc., diluted earnings per share amounts under the new standard are the same as primary earnings per share amounts previously presented. As required by SFAS No. 128, all prior period amounts have been restated to conform to the new presentation.

"Basic earnings per share" is based upon the weighted average number of common shares outstanding. "Diluted earnings per share" is based upon the weighted average number of common shares and dilutive potential common shares outstanding. Potential common shares are outstanding stock options under the Company's stock option plans which are included under the treasury stock method.

                               ACT Networks, Inc.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS  (LOSS) PER SHARE (CONTINUED)

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

                                                                Years ended June 30,
                                                       ----------------------------------------
                                                         1998              1997          1996
                                                       ----------------------------------------
  Numerator for basic and diluted earnings per
     share - net income (loss)....................     $(19,381)          $1,483       $(5,727)
                                                       =======================================
  Denominator:
     Denominator for basic  earnings (loss) per
        share - weighted-average shares...........        9,170            9,184         7,308
     Effect of dilutive securities - employee
        stock options.............................            -              789             -
                                                       ---------------------------------------
  Denominator for diluted earnings (loss) per
     share - adjusted weighted-average shares.....        9,170            9,973         7,308
                                                       =======================================
  Basic earnings (loss) per share.................     $  (2.11)          $ 0.16       $ (0.78)
                                                       =======================================
  Diluted earnings (loss) per share...............     $  (2.11)          $ 0.15       $ (0.78)
                                                       =======================================

Options to purchase 2,661,000 and 1,422,000 shares outstanding during the years-ended June 30, 1998 and 1996 respectively, were excluded from the respective computations of diluted loss per share because their effect would be anti-dilutive. Options to purchase 360,000 shares with exercise prices greater than the average market prices of common stock outstanding during the year ended June 30, 1997 were also excluded from the computations of diluted earnings per share because of their anti-dilutive effect.

                               ACT Networks, Inc.

STOCK OPTION AND PURCHASE PLANS

The Company's stock option and purchase plans are accounted for under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" (see Note 6).

FUTURE ACCOUNTING REQUIREMENTS

Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), were issued in June 1997. The disclosures required by these statements are under review by the Company and must be reported in fiscal 1999. The adoption of these statements is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

RECLASSIFICATION

Certain prior year balances have been reclassified to conform to the current year presentation.

2. BUSINESS AND ASSET ACQUISITIONS

On August 10, 1997, the Company acquired, out of bankruptcy court, certain assets of SourceCom,, a Massachusetts corporation ("SourceCom"). SourceCom is a developer of high performance broadband access devices. The cash purchase price paid by the Company was approximately $8,000,000. The Company also recorded transaction costs of approximately $390,000.

                               ACT Networks, Inc.

The acquired assets were recorded at their estimated fair market values at the date of acquisition. Of the total purchase price for the assets acquired, $6,750,000 represented the value of in-process research and development that had not yet reached technological feasibility and was charged to the Company's operations and $1,090,000 represented other intangibles being amortized over 5 years (see Note 10). The fair market value of the in-process research and development and other intangibles was determined by an independent appraiser. Pro forma financial information is not presented because the transaction was only an acquisition of certain assets, primarily technology, with no relative historical operating results and, therefore, pro forma financial information would not be meaningful.

On March 11, 1997, the Company acquired the DynaStar family of products from Dynatech Communications, Inc. The DynaStar product line is a family of compact, flexible, integrated multi-service access switch connectivity products that support extensive multi protocol WAN connections including TCP/IP, PPP, Frame Relay, X.25 and ATM. The cash purchase price paid by the Company was $6,444,000. The Company assumed approximately $274,000 of debt and recorded transaction expenses of approximately $350,000.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. DynaStar's operating results have been included in the Company's consolidated financial statements since the acquisition date of March 11, 1997. The purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets and liabilities acquired. Of the total purchase price, $2,715,000 represented the value of in-process research and development that had not yet reached technological feasibility and was charged to the Company's operations and $2,221,000 represented other intangibles being amortized over 5 years (see
Note 10). The fair market value of the in-process research and development and other intangibles was determined by an independent appraiser. Pro forma financial information is not presented because the pro forma effect of the transaction is not considered material to the Consolidated Statements of Operations.

                               ACT Networks, Inc.

2. BUSINESS ACQUISITIONS (CONTINUED)

On December 16, 1997, the Company acquired all the issued and outstanding shares of DeltaComm Corporation, an Arizona corporation ("DeltaComm"). DeltaComm is a developer of bandwidth-efficient modems with expertise in the satellite communication industry. The Company paid $158,000 in cash and issued 23,000 shares of common stock of the Company with an estimated fair market value of $640,000. The Company assumed $158,000 of liabilities. Transaction costs were approximately $104,000.

The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. DeltaComm's operating results have been included in the Company's consolidated financial statements since the acquisition date of December 16, 1996. The purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets and liabilities acquired. Approximately $701,000 of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility and was charged to the Company's operations. Pro forma financial information is not presented because the pro forma effect of the transaction is not considered material to the Consolidated Statements of Operations.

On November 30, 1995, ACT Networks, Inc. and Canada Inc., a wholly owned subsidiary of the Company, acquired all the issued and outstanding shares of Presticom Inc., a Canadian corporation ("Presticom"). Presticom is a developer of multiple protocol Frame Relay access devices with expertise in the SNA environment. The aggregate purchase price paid by the Company, including approximately $600,000 in transaction costs, was $9,168,000 consisting of $7,887,000 paid in cash and the issuance of 176,000 shares of common stock of the Company with an estimated fair market value of $1,281,000.

The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. Presticom's operating results have been included in the Company's consolidated financial statements since the acquisition date of November 30, 1995. The purchase price, plus costs directly attributable to the completion of the acquisition, have been allocated to the assets and liabilities acquired. Approximately $5,600,000 of the total purchase price represented the value of the in-process research and development that had not yet reached technological feasibility and was charged to the Company's operations.

                               ACT Networks, Inc.

3. LINE OF CREDIT AND NOTES PAYABLE

At June 30, 1998, the Company had a loan and security agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank"), which provided for aggregate borrowings up to a maximum of $3,000,000. Under the Loan Agreement, the Company could borrow up to the lesser of $3,000,000 or 75% of eligible accounts receivable (the "Line of Credit").

At June 30, 1998 there were no outstanding balances under the Line of Credit. The interest rate on the Line of Credit was 10% (prime rate plus 1.5%). The Loan Agreement provided for the issuance of letters of credit in an aggregate amount outstanding up to $500,000. Letters of credit outstanding reduced the amount available under the Line of Credit. At June 30, 1998 and June 30, 1997, no letters of credit were outstanding.

The Loan Agreement contained certain covenants that, among other things, required the Company to maintain certain financial ratios and limit the Company's ability to obtain certain forms of additional debt to repurchase the Company's stock and pay dividends.

The line of credit expired on July 5, 1998 and a new line is being negotiated.

4. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                            YEARS ENDED JUNE 30,
                                     ----------------------------------
                                       1998          1997        1996
                                     ----------------------------------
Current:
  Federal                            $      -      $    60       $   -
  State                                    10           20           -
  Foreign                                 169        1,331         274
                                     ----------------------------------
                                          179        1,411         274
Deferred:
  Federal                                                -           -
  State                                                  -           -
  Foreign                                 (22)           9          21
                                     -----------------------------------
                                          (22)           9          21
                                     ===================================
                                     $    157      $ 1,420       $ 295
                                     ===================================

                               ACT Networks, Inc.

The Company's foreign and domestic operations had income (loss) before income taxes and eliminations of $491,000 and $(19,623,000) for the year ended June 30, 1998, $3,987,000 and $(1,134,000) for the year ended June 30, 1997 and $872,000 and $(5,994,000) for the year ended June 30, 1996.

A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of income before tax, is as follows:

                                            YEARS ENDED JUNE 30,
                                        ------------------------------
                                         1998       1997        1996
                                        ------------------------------
Statutory federal income tax
  (benefit) rate                         (34)%       34%        (34)%
 Amortization of goodwill                  1          4           1
 Non-deductible in process
  research and development                 -          -          35
 Change in valuation allowance            33          8           -
 State income taxes                        -          -           -
 Foreign income taxes                      1          -           5
 Other                                     -          3          (2)
                                        ------------------------------
                                           1%        49%          5%
                                        ------------------------------

The tax provision for the year ended June 30, 1997 included the application of net operating loss carryforwards which generated tax benefits of approximately $848,000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                               ACT Networks, Inc.

                                                                 JUNE 30
                                                       --------------------------
                                                           1998            1997
                                                       --------------------------
Deferred tax assets:
  Allowance for losses on receivables                  $     778        $    127
  Vacation accruals                                          245             139
  Depreciation                                               320             306
  Inventory valuation allowance                            1,905             425
  Amortization of intangibles                              4,448           1,026
  Net operating loss carryforwards                         2,852           1,311
  Research and development credit carryforwards            1,601           1,079
  Other accruals                                             503             296
                                                       -------------------------
Total deferred tax assets                                 12,652           4,709

Deferred tax liabilities:
  Unicap adjustment                                          (57)             -
  Software development costs                                 (27)            (27)
  License fee                                                (70)           (118)
  Prepaid insurance                                          (81)            (29)
   Federal benefit from State                               (525)           (165)
                                                       -------------------------
Total deferred tax liabilities                              (760)           (339)
                                                       -------------------------
Net deferred tax assets                                   11,892           4,367
Valuation allowance                                      (11,892)         (4,367)
Foreign deferred tax liabilities                             (65)            (87)
                                                       -------------------------
                                                       $     (65)       $    (87)
                                                       =========================

The net change in the valuation allowance for net deferred tax assets during the year ended June 30, 1998 was approximately $7,525,000.

At June 30, 1998, the Company has net operating loss carryforwards for federal and state tax purposes of approximately $8,159,000 and $1,752,000, respectively, which expire in 2013 for federal and 2003 for state. The Company has research and development credit

                               ACT Networks, Inc.

4.   INCOME TAXES (CONTINUED)

carryforwards of $1,042,000 and $559,000 for federal and state tax purposes, respectively, that expire through 2013 for federal and state.

Included in the valuation allowance balance is $2,794,000 related to the exercise of stock options which are not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the statement of operations.

The Company intends to reinvest the foreign subsidiary's net earnings in the subsidiary's local operations. Accordingly, U.S. taxes have not been provided for such earnings.

5. COMMITMENTS & CONTINGENCIES

The Company leases its office, manufacturing facility and certain equipment under noncancelable lease agreements. The office and manufacturing facility lease is subject to annual increases based on the Consumer Price Index. Future minimum lease payments are as follows (in thousands):

FISCAL YEARS ENDED JUNE 30,
---------------------------
      1999                                                 $ 1,408
      2000                                                     368
      2001                                                     235
      2002                                                     219
      2003                                                     132
                                                           -------
                                                           $ 2,362
                                                           =======

Rental expense under operating leases was $1,429,000, $668,000 and, $492,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

The Company is involved in certain claims and legal proceedings which arise in the normal course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                               ACT Networks, Inc.

6. STOCK OPTION AND PURCHASE PLANS

The Company's stock option plans provide for option grants designated as either nonqualified or incentive stock options. Options granted under all stock option plans generally carry an exercise price of not less than the fair market value of the underlying shares as of the date of the option grant and expire after ten years. The Company executes individual option agreements under the stock option plans and the shares underlying the options generally become vested at 24% of the total grant after the completion of the first 12 full months of employment and 2% per month thereafter. Certain terms of options held by the Company's then Chairman of the Board and Chief Executive Officer were modified giving rise to a non-cash compensation charge of $131,000 for the year ended June 30, 1998.

At June 30, 1998, the Company has authorized a total of 2,781,000 shares of common stock for issuance under the 1995 stock option/stock issuance plan (the 1995 Plan), 500,000 shares under the 1997 Non-Executive Officer Stock Option/Stock Issuance Plan (the 1997 Plan) and 460,000 shares under the 1997 Stock Incentive Plan (the "1997 Incentive Plan"). At June 30, 1998 298,000 shares remain available for grant and 1,781,000 are reserved for issuance upon the exercise of outstanding options and options available for grant under the 1995 Plan, 30,000 shares remain available for grant and 470,000 shares are reserved for issuance upon the exercise of outstanding options under the 1997 Plan and 48,000 shares remain available for grant and 410,000 shares are reserved for issuance upon the exercise of outstanding options under the 1997 Incentive Plan.

On June 10, 1997, the Company's Board of Directors implemented a cancellation/regrant program for options issued under the 1995 plan, whereby holders of certain stock options were offered the opportunity to cancel certain existing options and receive a grant of a new option to purchase the same number of unexercised shares with an exercise price equal to the then market price of ACT common stock.

The following is a summary of all stock option activity for the three years ended June 30, 1998:

                                                    EXERCISE      WEIGHTED
                                       NUMBER        PRICE        AVERAGE
                                     OF SHARES     PER SHARE   EXERCISE PRICE
                                   ------------------------------------------
Outstanding at June 30, 1995           650,000   $  .70-$4.90    $  2.57
  Granted                            1,073,000     8.25-23.88      13.80
  Canceled                             (32,000)     .70-23.88       6.88
  Exercised                           (269,000)     .70-17.25       2.14
Outstanding at June 30, 1996         1,422,000      .70-23.88      10.67
  Granted                            1,745,000    11.00-35.00      21.97
  Canceled                            (936,000)     .70-35.00      26.00
  Exercised                           (110,000)     .70-17.25       8.10
                                   ---------------------------------------
Outstanding at June 30, 1997         2,121,000      .70-35.00      13.33
  Granted                            1,256,000     7.06-14.56      10.31
  Canceled                            (665,000)    1.75-35.00      15.91
  Exercised                            (51,000)     .70-12.13       2.43
                                    --------------------------------------
Outstanding at June 30, 1998         2,661,000    $.70-$27.50    $ 11.47
                                   =======================================

At June 30, 1998, stock options to purchase 1,510,000 shares were exercisable at a weighted average price of $10.94. Information regarding stock options outstanding as of June 30, 1998 is as follows:

                                  Options Outstanding                     Options Exercisable
                      ------------------------------------------       ------------------------
                                                     Weighted-
                                    Weighted-         Average                        Weighted-
                                     Average         Remaining                        Average
                                     Exercise       Contractual                      Exercise
     Price Range        Shares        Price             Life           Shares          Price
-----------------------------------------------------------------------------------------------
     Under $10.00       939,000        6.09             8.0            531,000           4.66
     Over $10.00      1,722,000       14.39             8.1            979,000          14.34

                               ACT Networks, Inc.

6. STOCK OPTION AND PURCHASE PLANS (CONTINUED)

Fair Value Disclosures

Stock option grants are set at the closing price of the Company's common stock on the date of grant and the related number of shares granted are fixed at that point in time. Therefore under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS No. 123, "Accounting for Stock-Based Compensation", requires the use of option valuation models to provide supplemental information regarding options granted after fiscal 1996. Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options and shares sold under its stock purchase plan under the fair value method of that statement.

The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 6.22%, 6.61% and 6.22%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 65%, and expected life of the options of 4.16, 4 and 4 years. These assumptions resulted in weighted-average fair values of $5.73, $9.62 and $7.99 per share for stock options granted in 1998, 1997 and 1996, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows (in thousands, except per share amounts):


   Years ended June 30,               1998               1997          1996
--------------------------------------------------------------------------------
   Pro forma net loss               $(24,184)          $(2,412)      $(7,108)
   Pro forma loss per share:
      Basic                           $(2.64)           $(0.26)       $(0.97)
      Diluted                         $(2.64)           $(0.26)       $(0.97)

                               ACT Networks, Inc.

6. STOCK OPTION AND PURCHASE PLANS (CONTINUED)

The Company has an employee stock purchase plan whereby, in accordance with
Section 423 of the Internal Revenue Code, eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company's common stock at the lower of 85% of the fair market value of common stock on the first or last day of the offering period. 57,000 shares were issued under this plan for the year ended June 30, 1998. There are 73,000 shares authorized and available for future issuance under this plan.

7. EMPLOYEES' RETIREMENT PLAN

In 1994, the Company established a 401(k) Plan (the Plan) covering substantially all of its full-time employees. Employees may make voluntary contributions to the Plan. The Company may voluntarily contribute a percentage of the employee's contribution, at its discretion, subject to certain limitations. The Company contributed $66,000 and $30,000 to the Plan during the years ended 1998 and 1997, respectively, and made no contributions to the Plan during the year ended 1996.

                               ACT Networks, Inc.

8. GEOGRAPHIC INFORMATION

Information about the Company's operations in the United States and Canada is as follows (in thousands):

                                                        YEARS ENDED JUNE 30,
                                             ------------------------------------------
                                                 1998           1997           1996
                                             ------------------------------------------
Sales to unaffiliated customers:
  United States                              $  53,825      $  42,495       $  25,647
  Canada                                         1,139          6,678           2,757
Transfers between geographic areas:
  United States                                    249            402             254
  Canada                                         7,527          7,571             976
Adjustments and eliminations                    (7,776)        (7,973)         (1,230)
                                             ------------------------------------------
Total revenues                               $  54,964      $  49,173       $  28,404
                                             ==========================================

Operating profit (loss):
  United States                              $ (26,725)     $  (4,437)      $  (7,220)
  Canada                                           469          3,964             878
Adjustments and eliminations                       (91)            49            (310)
                                             ------------------------------------------
Total operating profit (loss)                $ (26,347)     $   (424)       $  (6,652)
                                             ==========================================

                               ACT Networks, Inc.

Operating profit (loss) represents total revenue less operating expenses directly attributable to each geographic area and does not include interest and other income or interest expense. Included in the operating loss for the United States are write-offs of in-process research and development of $6,750,000, $3,416,000 and $5,600,000 for the years ended June 30, 1998, June 30, 1997 and
June 30, 1996, respectively and impairment expense of $3,393,000 in the year ended June 30, 1998. Intercompany sales and transfers are recorded at cost plus a normal mark up.

Information about the Company's identifiable assets in each geographic area is as follows (in thousands):

                                           YEARS ENDED JUNE 30,
                                          -----------------------
                                            1998          1997
                                          -----------------------
Identifiable assets:
  United States                           $75,554       $ 94,132
  Canada                                    7,409          9,069
Adjustments and eliminations               (2,125)        (2,505)
                                          -----------------------
Total  assets                             $80,838       $100,696
                                          =======================

Identifiable assets are those assets of the Company that are identified with the operations in each geographic area.

                               ACT Networks, Inc.

9. QUARTERLY OPERATING DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share amounts):

                                                              QUARTER
                                            ------------------------------------------
                                             FIRST(1)    SECOND    THIRD(2)  FOURTH(3)
                                            ------------------------------------------
Year ended June 30, 1998:
  Net sales                                 $  13,021   $15,310    $13,007   $ 13,626
  Gross profit                                  7,322     8,572      7,287      1,884
  Net (loss) income                            (8,946)     (483)     3,148    (13,099)
                                            -----------------------------------------
  (Loss) earnings per share (4)
    Basic                                   $   (0.97)  $ (0.05)   $  0.34   $  (1.43)
                                            =========================================
    Diluted                                 $   (0.97)  $ (0.05)   $  0.33   $  (1.43)
                                            =========================================


                                                              Quarter
                                            -----------------------------------------
                                             First       Second(1) Third(1)   Fourth
                                            -----------------------------------------
Year ended June 30, 1997:
  Net sales                                 $  10,169   $11,904    $13,652   $ 13,448
  Gross profit                                  5,718     6,690      7,836      7,497
  Net income (loss)                             1,291     1,115     (1,036)       113
                                            -----------------------------------------
  Earnings (loss) per share (4)
  Basic                                     $    0.14      0.12    $ (0.11)  $    .01
                                            =========================================
  Diluted                                   $    0.13   $  0.11    $ (0.11)  $    .01
                                            =========================================

(1) Included in the Company's net income (loss) for the first quarter of 1998, third quarter of 1997 and second quarter of 1997 are charges of $6,750,000, $2,715,000, and $701,000, respectively, due to the write-off of in-process research and development purchased in connection with acquisitions (see Note
    2).

(2) Included in the Company's net income for the third quarter of 1998 is a gain of $4,704,000 from the sale of Netspeak Corporation Common Stock.

(3) The fourth quarter of 1998 includes impairment and restructuring charges of $3,393,000 and related inventory write-downs of $3,651,000, additional inventory write-downs of $522,000 and $1,200,000 of charges for reserves against receivables due to unexpectedly slow collections (see Note 10).

(4) Earnings (loss) per share for the first quarter 1998 and all of 1997 were restated to Basic and Diluted earnings (loss) per share reflecting the adoption of SFAS 128.

                               ACT Networks, Inc.

10. IMPAIRMENT AND RESTRUCTURING CHARGES

In July 1998 the Company announced a major restructuring program designed to streamline operations and focus on key markets. As part of the restructuring program, the Company is concentrating its resources on two product lines with the most attractive growth potential: the Netperformer products for the enterprise WAN access market, and the IP-based ServiceXchange platform for the next generation service providers. In connection with the restructuring, the Company plans to reduce its workforce by approximately 25% by eliminating its current business unit matrix structure in favor of a functional organization, consolidating facilities and de-emphasizing engineering, sales and marketing efforts for non-strategic products.

As a result of the restructuring plan, the Company has accrued approximately $750,000 at June 30, 1998 for certain non-cancelable purchase orders for certain non-strategic inventory that have become impaired and the Company will record additional charges in fiscal 1999 related to employee termination and other costs associated with de-emphasizing certain product lines and consolidating facilities.

In connection with the restructuring, the Company evaluated its long-lived assets, principally the tangible and intangible assets established in the DeltaComm, Dynastar, and SourceCom acquisitions, for impairment under SFAS No.
121. The carrying amount of these assets exceeded the projected undiscounted future cash flows and, accordingly, the carrying amount was written-down to fair value. Fair value was determined based on an analysis of the projected future discounted cash flows of the underlying operation, including cash generated from the disposal of underlying assets. In addition, the Company recorded charges to cost of goods sold of $3,651,000 to write-down the carrying value of inventory due to the restructuring and related de-emphasis or discontinuation of certain product lines and other factors.

                               ACT Networks, Inc.

10. IMPAIRMENT AND RESTRUCTURING CHARGES (CONTINUED)

The impairment write-downs, excluding inventory write-downs, reflected in the statement of operations consisted of the following non-cash charges (in thousands):


          Asset Impaired                                           Amount
          -------------------------------------------------------- -------
          Property, plant and equipment                            $   682
          Developed technology and other acquisition intangibles     2,444
          Other intangible assets                                      267
                                                                   -------
                                                                   $ 3,393
                                                                   =======

11. SUBSEQUENT EVENTS (UNAUDITED)

On August 3, 1998, the Company implemented an option cancellation/regrant program for directors, executive officers and other employees holding stock options with an exercise price per share in excess of the market price of the Company's Common Stock at the time the cancellation/regrant occurred. 1,724,798 outstanding options with an exercise price in excess of $ 6.75 per share were canceled and new options for the same aggregate number of shares were granted with an exercise price of $ 6.75 per share.

                               ACT NETWORKS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)
                         Three years ended June 30, 1998

                                                   Additions                   Deductions
                                           --------------------------  --------------------------
                                                         Charged to       Amounts
                                                            Other       Charged to
                             Balance at    Charged to     Accounts        Reserve      Balance at
                            Beginning of   Costs and     (Primarily       Net of         End of
                               Period       Expense      Gross Sales)  Reinstatement     Period
                            ------------   ----------    ------------  -------------   ----------
Year ended June 30, 1996
   Reserves and allowance
     deducted from asset
     accounts
     Allowance for
       doubtful items           $ 63         $   20          $  425         $  20         $   63

Year ended June 30, 1997
   Reserves and allowance
     deducted from asset
     accounts
     Allowance for
       doubtful items          $ 287         $   59          $  191         $ 126         $  411

Year ended June 30, 1998
   Reserves and allowance
      deducted from asset
      accounts
      Allowance for
        doubtful items         $ 411         $1,150          $1,182         $ 713         $2,030
                               =====         ======          ======         =====         ======

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
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


EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
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

 10.30 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.13 to the Company's Registration Statement on Form S-8, Registration No.
        33-80007.

EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
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

 10.33  1997 Non-Executive Officer Stock Option/Stock Issuance Plan as amended
        July 15, 1997. Incorporated by reference to Exhibit 99.1 to the
        Company's Registration Statement on Form S-8, Registration No.
        333-56525.

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


EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
 21.1   List of Subsidiaries of the Company.

 23.2   Consent of Ernst & Young LLP.

 24.1   Power of Attorney (included on page 37).

 27.1   Financial Data Schedule.