Form 10-K/A
period 1998-06-30
ACT NETWORKS INC
filed 1998-10-14
CIK 942132

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                  FORM 10-K/A


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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


        Based on the closing sale price on Nasdaq National Market on August 31, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $46,502,400.


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


        Net sales increased 11.8% to $55.0 million for the fiscal year ended June 30, 1998 from $49.2 million for the fiscal year ended June 30, 1997. This increase was primarily as a result of increased domestic sales of the Company's products as well as sales of products from businesses acquired in fiscal 1997 and 1998. Increases in sales to Europe and the Asia Pacific region were offset by decreases in sales to South America. Net sales to the Asia Pacific region decreased substantially from the first two quarters of the fiscal year ending June 30, 1998 to quarters three and four of current fiscal year. For the fiscal year ended June 30, 1998, sales to enterprise customers were approximately $35.7 million, or 64.9%, and sales to service providers were approximately $19.3 million, or 35.1%. The following table sets forth, for the fiscal periods indicated, the percentages of total net sales represented by domestic and international sales.


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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

        The following table sets forth certain information concerning the executive officers and directors of the Company as of August 31, 1998.


  NAME                               AGE     POSITION
  ----                               ---     --------
  Andre de Fusco                     40      President and Chief Executive Officer
  Melvin L. Flowers                  45      Chief Financial Officer and Vice
                                             President, Finance and Administration
  Alain Gravel                       39      Vice President, Engineering
  Christopher F. Perna               34      Vice President, Sales
  Mike T. Zeile                      34      Vice President, Marketing
  H. Peter Staab                     51      Chief Technology Officer
  Brig. Gen. Harold R. Johnson(1)(2) 75      Director
  William Ambrose (1)(2)             40      Director
  Archibald J. McGill (1)(2)         67      Director
  Frederick W. Gluck                 63      Director


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


        Alain Gravel was appointed Vice President, Engineering in July 1998. From November 1995 to July 1998, Mr. Gravel served as Vice President of Research & Development, Data Products, Enterprise Network Systems. Mr. Gravel served as Vice President of Research & Development of Presticom until the Company acquired Presticom in November 1995. Mr. Gravel was a co-founder of Presticom and was responsible for the development of the NetPerformer product line. He also served on the Board of Directors of Presticom. Mr. Gravel was employed as the Software Development Manager for Memotec from 1988 to 1989 and for Datagram, a developer of statistical multiplexers, from 1984 to 1988.


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

                           SUMMARY COMPENSATION TABLE


                                                                                  LONG-TERM
                                                   ANNUAL COMPENSATION           COMPENSATION
                                            -------------------------------      -------------
                                            FISCAL                 BONUS/         UNDERLYING
NAME AND PRINCIPAL POSITIONS                 YEAR   SALARY      COMMISSION($)     OPTIONS (#)
-----------------------------                ----   ------      -------------    -------------
Martin Shum (1)..........................   1998    $270,000                      100,000(6)
                                            1997     225,000
                                            1996     190,000                      251,500(3)(4)

Linda Carlson (1)........................   1998     140,000        28,000         20,000(6)
                                            1997     100,000       101,092
                                            1996     117,553        87,200         38,429(3)(4)(5)

John W. Tucker (1).......................   1998     140,000        52,000         20,000(6)
                                            1997     100,000       121,576
                                            1996     102,510        65,714         67,286(3)(4)

Melvin L. Flowers .......................   1998     150,000                       20,000(6)
   Chief Financial Officer and Vice         1997     140,000
   President, Finance and Administration    1996     120,000                       68,429(3)(4)

Andre de Fusco (2).......................   1998     140,000                       20,000(6)
   Vice President, Strategic Planning       1997     140,000
   and and Business Development             1996     123,335         7,677         54,286(3)(4)


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


                                                                  SHARES BENEFICIALLY
                                                                       OWNED(1)
DIRECTORS, FIVE PERCENT STOCKHOLDERS, NAMED EXECUTIVE             --------------------
OFFICERS AND DIRECTORS AND OFFICERS AS A GROUP                    NUMBER       PERCENT
--------------------------------------------------------          --------------------
Heartland Advisors (2)..................................          810,000       8.6%
Kingdom Capital Management Corporation (2)..............          582,200       6.2
Andre de Fusco (3)......................................          405,135       4.1
Melvin L. Flowers (4)...................................           31,929        *
Alain Gravel (5)........................................           57,621        *
Christopher F. Perna (6)................................           90,000        *
Mike T. Zeile (7).......................................           90,000        *
H. Peter Staab (8)......................................           97,446       1.0
Brig. Gen. H. R. Johnson (9)............................           29,714        *
William W. Ambrose (10).................................           49,155        *
Archibald J. McGill (11)................................           56,857        *
Frederick W. Gluck (12).................................           52,000        *
All directors and executive officers as a
   group (10 persons) (13)..............................          959,857       9.4%
Martin Shum (14) (15)...................................          536,212       5.5%
John Tucker (14) (16)...................................           63,904        *
Linda Carlson (14) (17).................................           25,941        *


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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Camarillo, State of California, on October 14, 1998.


                                       ACT NETWORKS, INC.


                                       By: /s/ ANDRE DE FUSCO
                                           ----------------------------------
                                           Andre De Fusco
                                           President and Chief Executive Officer


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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:



Signature                                 Title                               Date
---------                                 -----                               ----
/s/ Andre de Fusco               President and Chief Executive           October 14, 1998
-----------------------------    Officer
    Andre de Fusco


/s/ MELVIN L. FLOWERS            Vice President, Finance and             October 14, 1998
-----------------------------    Chief Financial Officer (principal
    Melvin L. Flowers            financial and accounting officer)


/s/ WILLIAM W. AMBROSE           Director                                October 14, 1998
-----------------------------
    William W. Ambrose


/s/ HAROLD R. JOHNSON            Director                                October 14, 1998
-----------------------------
    Harold R. Johnson


s/ ARCHIBALD J. MCGILL           Director                                October 14, 1998
-----------------------------
   Archibald J. McGill


/s/ Frederick W. Gluck           Director                                October 14, 1998
-----------------------------
    Frederick W. Gluck