Form 10-Q
period 1998-09-30
ACT NETWORKS INC
filed 1998-11-16
CIK 942132

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

        For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ___________

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

                                   ----------

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

                           Yes  [ ]        No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    The number of shares outstanding of the registrant's Common Stock, as of
                        November 6, 1998, was 9,392,189.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                TABLE OF CONTENTS

                                                                              Page
                                                                             Number
                                                                             ------
PART I. Financial Information

Item 1. Financial Statements

               Condensed Consolidated Balance Sheets as of
               September 30, 1998 and June 30, 1998............................ 3

               Condensed Consolidated Statements of Operations
               for the Three Month Periods Ended
               September 30, 1998 and 1997..................................... 4

               Condensed Consolidated Statements
               of Cash Flows for the Three Month Periods Ended
               September 30, 1998 and 1997..................................... 5

               Notes to Condensed Consolidated Financial Statements............ 6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.......................... 9

PART II. Other Information

Item 1  Legal Proceedings..................................................... 14

Item 2  Changes in Securities and Use of Proceeds............................. 14

Item 3  Defaults upon Senior Securities....................................... 14

Item 4  Submission of Matters to a Vote of Security Holders................... 14

Item 5  Other Information; Risk Factors....................................... 14

Item 6. Exhibits and Reports on Form 8-K...................................... 20

Signature..................................................................... 24

Exhibit Index................................................................. 25

                          PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

                               ACT NETWORKS, INC.

                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                        September 30,     June 30,
                                                            1998            1998
                                                        -------------     --------
                                                         (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                               $  32,370      $  35,018
  Short-term investments                                     12,421         11,607
  Accounts receivable, less allowances of $1,959
     in September and $2,030 in June                         19,657         17,226
  Inventory                                                   6,305          8,829
  Prepaids and other current assets                           1,619          1,786
                                                          ---------      ---------
Total current assets                                         72,372         74,466
Plant, equipment and other improvements:
  Machinery and equipment                                     6,572          6,288
  Furniture and fixtures                                        990            992
  Computer software                                           1,943          1,822
  Leasehold improvements                                        673            672
                                                          ---------      ---------
                                                             10,178          9,774
  Accumulated depreciation and amortization                   6,614          6,031
                                                          ---------      ---------
                                                              3,564          3,743
Goodwill and other intangibles                                2,288          2,574
Other assets                                                     55             55
                                                          ---------      ---------
Total assets                                              $  78,279      $  80,838
                                                          =========      =========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                        $   2,895      $   4,538
  Accrued payroll and related benefits                        1,346          1,743
  Restructuring cost                                          1,357            750
  Other accrued liabilities                                   1,010          1,225
  Income taxes payable
  Deferred income taxes                                          56             65
                                                          ---------      ---------
Total current liabilities                                     6,664          8,321

Long-term debt

Stockholders' equity:
  Common stock and additional paid-in capital               101,377        101,067
  Treasury stock,  at cost 214 shares                        (2,402)        (2,402)
  Accumulated deficit                                       (27,360)       (26,148)
                                                          ---------      ---------
Total stockholders' equity                                   71,615         72,517
                                                          ---------      ---------
Total liabilities and stockholders' equity                $  78,279      $  80,838
                                                          =========      =========


                                See accompanying notes.

                               ACT NETWORKS, INC.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                               Three months ended
                                                 September 30,
                                            ------------------------
                                              1998            1997
                                            --------        --------
Net sales                                   $ 13,936        $ 13,021

Expenses:
  Cost of goods sold                           6,005           5,699
  Research and development                     3,323           3,822
  Sales and marketing                          3,459           3,590
  General and administrative                   1,881           2,095
  In-process research and development             --           6,750
  Impairment and restructuring                   607              --
                                            --------        --------
                                              15,275          21,956
                                            --------        --------
Loss from operations                          (1,339)         (8,935)

Other:
  Interest and other income, net                 551             468
                                            --------        --------

Loss before income taxes                        (788)         (8,467)
Provision for income taxes                       178             479
                                            --------        --------
Net loss                                    $   (966)       $ (8,946)
                                            ========        ========
Loss per share
  Basic                                     $  (0.10)       $  (0.97)
  Diluted                                   $  (0.10)       $  (0.97)
                                            ========        ========
Shares used in per share calculation
  Basic                                        9,300           9,235
  Diluted                                      9,300           9,235
                                            ========        ========


                             See accompanying notes

                               ACT NETWORKS, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                          Three months ended
                                                            September 30,
                                                       ------------------------
                                                         1998            1997
                                                       --------        --------
OPERATING ACTIVITIES
Net loss                                               $   (966)       $ (8,946)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                           753             773
    Non-cash charges for warrants and stock
      options                                                43              --
    Provision for allowances on accounts
      receivable                                            (71)             75
    Impairment and restructuring charges                    607              --
    Write-off of in-process research and
      development                                            --           6,750
    Changes in operating assets and liabilities:             --              --
        Accounts receivable                              (2,360)         (3,384)
        Inventory                                         2,524          (2,451)
        Prepaid expenses and deposits                       168            (507)
        Accounts payable, accrued expenses and
          income taxes payable                           (2,265)          1,847
                                                       --------        --------
Net cash used in operations                              (1,567)         (5,843)

INVESTING ACTIVITIES
Purchase of marketable securities                        (4,038)         (7,135)
Sale and maturities of marketable securities              3,130           5,829
Purchase of plant, equipment and other fixed
  assets                                                   (404)           (819)
Acquisition of Sourcecom assets                              --          (8,600)
Other assets                                                117              17
                                                       --------        --------
Net cash used in investing activities                    (1,195)        (10,708)

FINANCING ACTIVITIES
Stock warrants and options                                  267             139
Purchase of treasury stock                                   --          (1,304)
                                                       --------        --------
Net cash provided by (used in) financing                    267          (1,165)
activities
Net impact of foreign exchange rate changes on
  cash                                                     (153)             --
Net decrease in cash                                     (2,648)        (17,716)
Cash and cash equivalents at beginning of the
  period                                                 35,018          50,948
                                                       --------        --------
Cash and cash equivalents at end of the period         $ 32,370        $ 33,232
                                                       ========        ========


                             See accompanying notes

                               ACT NETWORKS, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.      BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year or for any future period. For further information, refer to the financial statements and footnotes thereto included in the Company's most recent annual report on Form 10-K.

The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.      INVENTORIES

The components of inventory consist of the following (in thousands):

                                           September 30, 1998   June 30, 1998
                                           ------------------   -------------

     Purchased parts....................        $  2,602          $  3,643
     Sub-assemblies; finished goods.....           3,703             5,186
                                                --------          --------
                                                $  6,305          $  8,829
                                                ========          ========

3.      NET LOSS PER SHARE

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

"Basic earnings per share" is based upon the weighted average number of common shares outstanding. "Diluted earnings per share" is based upon the weighted average number of common shares and dilutive potential common shares outstanding. Potential common shares are outstanding stock options under the Company's stock option plans, which are included under the treasury stock method, when dilutive.

                               ACT NETWORKS, INC.

                                   (UNAUDITED)


3.      NET LOSS PER SHARE (CONTINUED)

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

                                                          Three months ended
                                                             September 30,
                                                        ----------------------
                                                          1998           1997
                                                        -------        -------
    Numerator for basic and diluted loss
      per share - net loss .........................    $  (966)       $(8,946)
                                                        =======        =======
    Denominator:
       Denominator for basic loss per share -
          weighted-average shares ..................      9,300          9,235
       Effect of dilutive securities - employee
          stock options.............................         --             --
                                                        -------        -------
    Denominator for diluted loss per share -
       adjusted weighted-average shares ............      9,300          9,235
                                                        =======        =======
    Basic loss per share ...........................    $ (0.10)       $ (0.97)
    Diluted loss per share .........................    $ (0.10)       $ (0.97)
                                                        =======        =======

4.      COMPREHENSIVE INCOME

In July, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

During the first quarter of 1998 and 1997, total comprehensive loss amounted to approximately $(1,119,000) and $(8,953,000), respectively, when foreign translation adjustments are included.

5.      RESTRUCTURING CHARGES

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

Included in the Company's September 30, 1998 net loss were certain restructuring charges of $607,000, primarily as a result of severance-related expenses.

                               ACT NETWORKS, INC.

                                   (UNAUDITED)


6.      INCOME TAXES

The provision for income taxes for the three months ended September 30, 1998 totaled approximately $178,000. The provision for income taxes for the three months ended September 30, 1997 was approximately $479,000. The provision for income taxes differs from the federal statutory rate due primarily to foreign income taxes related to the Company's Canadian subsidiary and to net operating losses not benefited.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Report may contain forward-looking statements that involve a number of risks and uncertainties including, without limitation, those set forth in the "Risk Factors" section under "Other Information". The Company's actual results may differ materially from any future performance discussed in the forward-looking statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company undertakes no obligation to update the information, including the forward-looking statements, if any, in this Report.

GENERAL

        ACT develops, manufactures and markets wide area network (WAN) access products, which support a broad range of integrated voice and data network applications. Service providers and enterprise customers use the Company's products to build multimedia networks that are bandwidth efficient, cost-effective and easy to manage. The Company's products incorporate advanced voice and data compression algorithms, enhanced switching and traffic management capabilities, and state-of-the-art hardware and software integration technologies.

        The Company is migrating toward two principal product families, NetPerformer and ServiceXchange, which share a common technology foundation but are targeted at different market segments. NetPerformer is a family of Frame Relay access devices targeted at enterprise customers who need to integrate and transport voice, fax, LAN and SNA data over private or public Frame Relay networks. The ServiceXchange family, currently in development, is intended to address the needs of service providers who are especially focused on transporting large volumes of voice traffic cost-effectively over Frame Relay, ATM or IP backbones. Within each family, both chassis-based and stand-alone configurations will be offered to serve specific customer requirements for price, performance, density and feature set.

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

        The Company anticipates that, in general, the average sales price for its products will decrease over time due to competition and other factors. The Company is currently focusing on developing OEM or similar relationships with third parties, which may result in significant pricing discounts and lower gross margins. In addition, the Company has from time to time introduced new products, which are less expensive alternatives to the Company's older products. In such instances, the Company must sell more units to maintain the same level of aggregate net sales. Price erosion of existing products, significant discounting and the Company's introduction of less expensive networking alternatives could adversely affect the Company's margins and results of operations.

        Sales to customers outside of North America accounted for approximately 64% of the Company's net sales for the fiscal year ended June 30, 1998 and approximately 58% for the three months ended September 30, 1998. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. In addition, the Company believes that a significant portion of its sales to customers inside North America represent sales of products which are used or resold in markets outside of North America. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, problems and delays in collecting accounts receivable and economic downturns in foreign markets. A significant number of the Company's products are sold or installed in countries, including several in South America and Asia, where political or economic issues have adversely affected, and may in the future adversely affect, the purchasing decision of the customer. In addition, fluctuations in currency exchange rates have caused, and may in the future cause, the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. The Company believes that recent events in Asia and South America will continue to adversely impact the Company's net sales in these regions in the near term.

        A small number of customers have historically accounted for a substantial portion of the Company's net sales. In particular, Worldcom and Impsat accounted for approximately 13.0% and 12.1%, respectively, of the Company's net sales during the three months ended September 30, 1998. During the fiscal year ended June 30, 1998, the Company's five largest customers collectively accounted for 35% of net sales and approximately 33% of net sales during the quarter ended September 30, 1998. Any reduction, delay or change in orders from significant customers could have a material adverse effect on the Company's business.

ACQUISITIONS

In November 1995, the Company acquired all the outstanding shares of Presticom, a developer of multiprotocol Frame Relay access devises. In December 1996, the Company acquired all the outstanding shares of DeltaComm Corporation, a developer of bandwidth-efficient modems with expertise in the satellite communications industry. In March 1997, the Company acquired the DynaStar family of products from Dynatech Communications, Inc. The DynaStar product line is a family of compact, flexible, integrated multi-service access switch connectivity products that support extensive multiprotocol WAN connections including TCP/IP, PPP, Frame Relay, X.25 and ATM. In August 1997, the Company acquired out of bankruptcy certain assets of Sourcecom, Inc., a developer of high performance broadband access devises. In connection with these acquisitions, the Company expensed a portion of the purchase prices as in-process research and development. In the quarter ended September 30, 1997, the Company expensed approximately $6.7 million as in-process research and development. The products and technologies acquired in the Dynatech Communications, Inc. and DeltaComm Corporation acquisitions are being either de-emphasized or discontinued.

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

Included in the Company's net loss for the quarter ended September 30, 1998 were certain restructuring charges of $607,000 primarily as a result of severance related expenses.

RESULTS OF OPERATIONS

        The following table sets forth, for the quarters indicated, the percentage of net sales represented by each item in the Company's statement of operations.

                                                           Three Months Ended
                                                              September 30,
                                                           -------------------
                                                            1998         1997
                                                           -----        -----
    Net sales .....................................        100.0%       100.0%
    Cost of goods sold ............................         43.1         43.8
                                                           -----        -----
    Gross profit ..................................         56.9         56.2
    Operating expenses:
       Research and development ...................         23.8         29.3
       Sales and marketing ........................         24.8         27.6
       General and administrative .................         13.5         16.1
       Impairment and restructuring ...............          4.4           --
       Acquired in-process research and development           --         51.8
                                                           -----        -----
    Total operating expenses ......................         66.5        124.8

    Loss from operations ..........................         (9.6)       (68.6)
    Net interest and other income .................          4.0          3.6
                                                           -----        -----
    Loss before taxes .............................         (5.6)       (65.0)
    Provision for income taxes ....................          1.3          3.7
                                                           -----        -----
    Net loss ......................................         (6.9)       (68.7)
                                                           =====        =====


Net sales

        The Company classifies its sales as either international or domestic. International sales are, in general, shipments to locations outside North America, regardless of the end-user's or the customer's location. Domestic sales are, in general, shipments to locations within North America, even if the end-user or customer is located outside North America. As the Company sells primarily through resellers, the Company does not know with certainty the location of the end-user. The Company believes that a majority of sales that it classifies as domestic are ultimately shipped by the initial purchasers to end-users outside North America.

        The Company also classifies its sales by customer type. In general, the end-users of the Company's products are either enterprise customers who acquire the Company's products for use in their own network or service providers who use the Company's products to provide telecommunications services to third parties. Service providers include alternate service providers (such as wholesale long-distance carriers and call-back operators), value added network services providers, competitive local exchange carriers, incumbent local exchange carriers, competitive access providers, Internet Service Providers and Interexchange Carriers. The Company's NetPerformer products may be used by both enterprise customers and service providers. The Company's ServiceXchange products are designed primarily for the service provider market. As the Company does not intend to actively promote many of its former products which have, historically, accounted for a majority of the Company's net sales, the Company's net sales may be adversely impacted in the near term. The Company has in the past encountered, and may in the future encounter, decreased sales as a result of product transitions.

        Net sales increased 7.0% to $13.9 million for the quarter ended September 30, 1998 from $13.0 million for the quarter ended September 30, 1997. This increase was primarily as a result of increased domestic sales of the Company's Dynastar products to service providers. Net sales to the Asia Pacific region decreased substantially from the first quarter of the previous year which was more than offset by the increase in domestic sales. The following table sets forth, for the quarters indicated the percentage of total net sales in these categories.

                              September 30, 1998     September 30, 1997
                              ------------------     ------------------
   Domestic Sales                    41.9%                  19.6%
   International Sales               58.1                   80.4
                                    -----                  -----
                                    100.0%                 100.0%
                                    =====                  =====
   Sales to Enterprise
     Customers                       51.7%                  71.9%
   Sales to Service Providers        48.3                   28.1
                                    -----                  -----
                                    100.0%                 100.0%
                                    =====                  =====
Gross Profit

        Gross profit represents net sales less the cost of goods sold, which includes cost of materials, manufacturing overhead costs and direct labor expenses. The Company's gross profit was $7.9 million, or 56.9% of net sales, for the quarter ended September, 1998 as compared to $7.3 million, or 56.2% of net sales, for the quarter ended September 30, 1997. This increase in gross profit was primarily attributable to increased sales of the Company's Dynastar products which generally have higher gross margins than the Company's other products. Management anticipates downward pressure on gross profit as a percentage of sales, particularly as the Company pursues OEM opportunities that typically produce lower gross margins.

Operating Expenses

        RESEARCH AND DEVELOPMENT. Research and development expense decreased to $3.3 million, or 23.8% of net sales, for the three months ended September 30, 1998 as compared to $3.8 million, or 29.3% of net sales, for the three months ended September 30, 1997 and $4.7 million, or 34.4% of net sales, for the three months ended June 30, 1998. As discussed above in "Restructuring Program," management is reducing its workforce as the Company de-emphasizes engineering efforts for non-strategic products. In particular, the Company is in the process of narrowing its product focus to emphasize the Netperformer and ServiceXchange product lines and anticipates additional decreases in research and development expenses as a percentage of sales. However, the development of new products and features involves a number of risks and uncertainties, and there can be no assurance that the Company's research and development expenses will decrease either in actual dollars or as a percentage of sales in future periods.

        SALES AND MARKETING. Sales and marketing expense decreased to $3.5 million, or 24.8% of net sales, for the three months ended September 30, 1998 as compared to $3.6 million, or 27.6% of net sales, for the three months ended September 30, 1997. As discussed above in "Restructuring Program," management is reducing its workforce as the Company de-emphasizes sales and marketing efforts for non-strategic products and adopts a functional organizational structure. While the actual amount expended will depend upon a variety of factors, the Company anticipates decreasing sales and marketing expenses as a percentage of net sales in the near term due to its restructuring program. However, there can be no assurance that anticipated increases in net sales or decreases in expense in dollars will occur.

        GENERAL AND ADMINISTRATIVE. General and administrative expense decreased to $1.9 million, or 13.5% of net sales, for the three months ended September 30, 1998 as compared to $2.1 million, or 16.1% of net sales, for the three months ended September 30, 1997. Amortization expense relating to acquisitions was approximately $92,000 and $181,000 in the three month periods ended September 30, 1998 and September 30, 1997, respectively.

        As part of the restructuring program, the Company intends to combine, eliminate or scale back certain facilities which management expects will further reduce general and administrative expense beginning in the second quarter of fiscal 1999. The Company may record additional charges in fiscal 1999 related to employee termination and other costs associated with de-emphasizing certain product lines and consolidating facilities.

Net interest and other income (expense)

        Net interest income was $551,000 for the three months ended September 30, 1998 compared to net interest income of $468,000 for the three months ended September 30, 1999.

Income Taxes

        The provision for income taxes for the three months ended September 30, 1998 totaled approximately $178,000. In general, the provision for income taxes may differ from the federal statutory rate due to foreign income taxes related to the Company's Canadian subsidiary, the effect of federal and state alternative minimum taxes, and net operating losses incurred for the period that are not benefited. For the first quarter of fiscal 1999, the difference between the federal statutory rate and the effective tax rate primarily relates to foreign income taxes and operating losses not benefited.

Inflation/Accounting Pronouncements

        Although management cannot accurately anticipate the effect of inflation on its operations, to date inflation has not had a material effect on product sales or results of operations. Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131), was issued in June 1997. The adoption of this statement is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Year 2000

        The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year; accordingly, computer programs that have time-sensitive software or firmware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations including, among other things, an inability to process transactions, send invoices or engage in similar normal activities.

        The Company's internal information systems require a Unix operating system version upgrade to become Year 2000 compliant. The upgrade is expected to be completed in fiscal 1999. The Company is performing internal testing of its products and expects to complete such testing during the second quarter of fiscal 1999. Based on its testing to date, the Company believes that its products are Year 2000 compliant. The Company has not had, and has no present intention to have, its products tested by an independent lab. The Company does not expect that the costs to complete the testing program related to the Year 2000 will have a material impact on operations or financial results. The Company has not conducted a comprehensive survey of customers or suppliers to assess the potential impact, if any, of Year 2000 noncompliance on the part of third parties; however, the Company believes that there are two predominant sources of third party risk for the Company with respect to the Year 2000 issue. The Company depends on turnkey manufacturers of components for its manufacturing process and disruption of operations at such a supplier, whether due to Year 2000 noncompliance or not, could negatively impact the Company's shipment schedule. The Company also has a number of large customers who are either end-users or resellers. The Company's top five customers generated 33% of net sales in the first quarter of fiscal 1999. Year 2000 noncompliance at such customers' sites could negatively impact sales to such customers by disrupting the networks of such customers or their customers, in the case of resellers. In the event that the Company's internal system or systems of significant outside vendors are not converted or modified in a timely manner to make them Year 2000 compliant, there could be a material adverse effect upon the business and financial results of the Company. The Company does not have a contingency plan in place to address such an event and does not presently intend to create one.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations primarily from the sale of stock and sales of the Company's products. For the three months ended September 30, 1998, the Company's operating activities used cash of approximately $1.6 million primarily as a result of the Company's net loss for the period and increase in accounts receivable. At September 30, 1998, the Company had approximately $65.7 million in working capital, including $44.8 million in cash, cash equivalents and short-term investments.

        Capital expenditures relating primarily to the purchase of computer equipment, test equipment, computer software and leasehold improvements amounted to approximately $400,000 for the three months ended September 30, 1998. The Company currently has no material commitments for capital expenditures. However, the Company anticipates spending between $1.5 million and $2.0 million during the next twelve months to acquire test equipment, computer equipment, office furniture, leasehold improvements and tooling.

        The Company believes that available cash, cash equivalents and investments, together with internally generated cash flow, will be adequate to satisfy its capital requirements for at least the next twelve months.

                                     PART II

                                OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.  None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS. None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.  None.

ITEM 5.    OTHER INFORMATION.

                                  RISK FACTORS

This report may contain forward-looking statements that involve a number of risks and uncertainties. Certain results that could cause actual results to differ are discussed below. The Company's actual results may differ materially from any future performance discussed in forward-looking statements. The following risks should be considered carefully, in addition to the other information contained in this Report, before trading in the shares of the Company's Common Stock.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company has experienced and may in the future experience significant fluctuations in net sales and operating results as a result of a number of factors including, without limitation, the volume and timing of orders from, and shipments to, major customers; market acceptance of the Company's products; the ability of the Company's customers, particularly international customers, to obtain financing for the purchase of the Company's products; economic issues in international markets; changes in the Company's strategies; changes in pricing policies or price reductions by the Company or its competitors; variations in the Company's sales channels or the mix of product sales; the timing of new product announcements and product introductions by the Company or its competitors; product obsolescence resulting from new product introductions or changes in customer demand; the availability and cost of supplies; the financial stability of major customers; expenses associated with the acquisition of technologies or businesses; changes in regulatory requirements; the development of public telecommunications infrastructures, particularly in international markets; and currency fluctuations. While the Company regularly engages in price discounting, significant discounts in a particular quarter could adversely affect the results of operations for such quarter. In addition, significant and continuing discounts due to competition or other factors could adversely affect the Company's business, operating results and financial condition. The Company has generally not experienced seasonality in its net sales, although the Company has from time to time experienced decreased net sales to customers in Europe in the third calendar quarter of each year and has experienced some decreases in net sales in other international markets during certain periods during the year. Due to all of the foregoing factors, in certain quarters the Company's operating results have been, and it is likely that in some future periods the Company's operating results will be, below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock has been and in the future could be materially adversely affected. For example, on several occasions over the last few years, the Company's net sales decreased when compared to the preceding quarter and, as a result, the Company's results of operations and, in certain instances, the price of the Company's Common Stock were adversely affected. In addition, in July 1998 the Company commenced a restructuring program which adversely impacted the Company's operating results and which will continue to adversely impact the Company's operating results in the near term. Quarterly results are not necessarily indicative of future performance for any particular period, and there can be no assurance that the Company will attain growth in net sales or profitability on a quarterly or annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

DEPENDENCE ON KEY PERSONNEL; NEW MANAGEMENT. The Company's success is dependent in large part on its executive officers, senior management and sales and technical personnel. Since July 1998, the Company has undergone numerous changes in all levels of the organization as a result of a restructuring and other factors. In particular, the Company has a new Chief Executive Officer, Vice President of Marketing, Vice President of Sales and Vice President of Engineering, and is actively recruiting a Chief Financial Officer. The failure of new management and other personnel to fully integrate into the Company's operations and to execute the Company's strategy, and the failure of the Company to retain such management and other personnel, could have a material adverse effect on the Company's business. The Company's success will be dependent on its continued ability to attract, retain and motivate highly skilled employees, who are in great demand. There can be no assurance that the Company will be able to do so.

RESTRUCTURING. In July 1998, the Company commenced a restructuring program to streamline its operations and focus its efforts on the Netperformer and ServiceXchange products. The Company discontinued or de-emphasized certain nonstrategic operations or product lines and effected numerous personnel changes. As a result of these and other factors, the Company incurred significant losses in the quarters ended June 30, 1998 and September 30, 1998. The Company may incur additional expenses related to the restructuring in fiscal 1999. As such, the restructuring program will adversely impact the Company's results of operations in the near term. There can be no assurance that the restructuring will positively impact the Company in the long term.

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

SUBSTANTIAL COMPETITION. The market for the Company's products is highly competitive. The Company competes directly domestically and internationally with a variety of companies offering fast packet access and/or gateway products including Cisco Systems, Inc., Lucent Technologies, Inc., Ascend Communications, Northern Telecom, Inc., Memotec Communications, Inc., Motorola Information Systems Group, Sync Research, Inc. and other companies. The Company expects substantial additional competition from existing competitors and from a number of other companies which may enter the Company's existing or future markets. Many of the Company's current and potential competitors have substantially greater name recognition and financial, marketing, technical and other resources than the Company. Many of these companies sell directly to end-users, which the Company believes may provide a competitive edge over the Company when marketing either similar products or alternative networking solutions. In addition, many of these companies offer a more comprehensive networking solutions to their customers than the Company. Consolidations in the industry could enhance the capabilities of the Company's competitors. There can be no assurance that the Company will be able successfully to compete against either current or potential competitors or that competition will not have a material adverse effect on the Company's business, operation results and financial condition.

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

CUSTOMER CONCENTRATION. A small number of customers have historically accounted for a substantial portion of the Company's net sales. During the fiscal year ended June 30, 1998, and the three months ended September 30, 1998, the Company's five largest customers collectively accounted for 35% and 33%, respectively, of net sales. In many instances, the Company's major customers in any given period have ordered significantly less products in future periods. The Company believes that this has been due, in part, to customers who make large, one-time purchases to set up their communications infrastructure, after which such customers do not require further significant purchases. In addition, the Company believes this may be due to a variety of other factors, including, without limitation, the economic conditions in various countries, particularly those in Asia and South America. Therefore, the Company expects that its major customers will fluctuate from period to period. There can be no assurance that a major customer will not reduce or delay the amount of products ordered from the Company or significantly change the terms upon which the Company and such customer do business. Any such reduction, delay or change could have a material adverse effect on the Company's business.

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

INTERNATIONAL SALES, TARIFF AND REGULATORY MATTERS. Sales of the Company's products to customers outside of North America accounted for approximately 64% and 58% of the Company's net sales for the fiscal year ended June 30, 1998, and the three months ended September 30, 1998, respectively. In addition, the Company believes that a majority of its sales to customers inside North America represent sales of products which are used or resold in markets outside of North America. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, potentially adverse tax consequences and problems in collecting accounts receivable. A significant number of the Company's products are sold or installed in countries, including several in South America and Asia, where political or economic issues have adversely effected, and may in the future adversely affect, the purchasing decision of customers. The Company believes that recent events in Asia and Latin America have adversely impacted, and will continue to adversely impact, the Company's net sales in these regions in the near term. Although the Company's sales are currently denominated in U.S. dollars, fluctuations in currency exchange rates have in the past caused, and could in the future cause, the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country and potentially leading to an extension of payment terms. Furthermore, future international activity may result in foreign currency denominated sales and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. The financial stability of foreign markets could also affect the Company's international sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

YEAR 2000. The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year; accordingly, computer programs that have time-sensitive software or firmware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations including, among other things, an inability to process transactions, send invoices or engage in similar normal activities.

        The Company's internal information systems require a Unix operating system version upgrade to become Year 2000 compliant. The upgrade is expected to be completed in fiscal 1999. The Company is performing internal testing of its products and expects to complete such testing during the second quarter of fiscal 1999. Based on its testing to date, the Company believes that its products are Year 2000 compliant. The Company has not had, and has no present intention to have, its products tested by an independent lab. The Company does not expect that the costs to complete the testing program related to the Year 2000 will have a material impact on operations or financial results. The Company has not conducted a comprehensive survey of customers or suppliers to assess the potential impact, if any, of Year 2000 noncompliance on the part of third parties; however, the Company believes that there are two predominant sources of third party risk for the Company with respect to the Year 2000 issue. The Company depends on turnkey manufacturers of components for its manufacturing process and disruption of operations at such a supplier, whether due to Year 2000 noncompliance or not, could negatively impact the Company's shipment schedule. The Company also has a number of large customers who are either end-users or resellers. The Company's top five customers generated 33% of net sales in the first quarter of fiscal 1999. Year 2000 noncompliance at such customers' sites could negatively impact sales to such customers by disrupting the networks of such customers or their customers, in the case of resellers. In the event that the Company's internal system or systems of significant outside vendors are not converted or modified in a timely manner to make them Year 2000 compliant, there could be a material adverse effect upon the business and financial results of the Company. The Company does not have a contingency plan in place to address such an event and does not presently intend to create one.

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

23.1         List of Subsidiaries of the Company. Incorporated by reference to
             Exhibit 23.1 to the Company's Annual Report on form 10K for the period ended June 30, 1998.

27.1         Financial Data Schedule.

---------------

* The Company has received confidential treatment for portions of this document previously filed with the Commission.


       (b) REPORTS ON FORM 8-K:

           No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: November 13, 1998                    ACT NETWORKS, INC.



                                           /s/ ANDRE DE FUSCO
                                           ------------------------
                                           Andre de Fusco
                                           President and Chief
                                           Executive Officer
                                           (Duly Authorized Officer)


                                           /s/ GREG GUTIERREZ
                                           -------------------------
                                           Greg Gutierrez
                                           Controller
                                           (Chief Accounting Officer)

                                  EXHIBIT INDEX


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

23.1         List of Subsidiaries of the Company. Incorporated by reference to
             Exhibit 23.1 to the Company's Annual Report on form 10K for the period ended June 30, 1998.

27.1         Financial Data Schedule.