Form 10-Q
period 1998-12-31
ACT NETWORKS INC
filed 1999-02-12
CIK 942132

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, AS OF
                        FEBRUARY 9, 1999, WAS 9,781,605.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE


================================================================================

                                TABLE OF CONTENTS


                                                                                           PAGE
                                                                                          NUMBER
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets as of
               December 31, 1998 and June 30, 1998...........................................3

               Condensed Consolidated Statements of Operations
               for the Three and Six Month Periods Ended
               December 31, 1998 and 1997....................................................4

               Condensed Consolidated Statements
               of Cash Flows for the Six Month Periods Ended
               December 31, 1998 and 1997....................................................5

               Notes to Condensed Consolidated
               Financial Statements..........................................................6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................................9

PART II.       OTHER INFORMATION

Item 1         Legal Proceedings    ........................................................14

Item 2         Changes in Securities and Use of Proceeds....................................14

Item 3         Defaults upon Senior Securities..............................................14

Item 4         Submission of Matters to a Vote of Security Holders..........................14

Item 5         Other Information; Risk Factors..............................................15

Item 6.        Exhibits and Reports on Form 8-K.............................................21

SIGNATURE...................................................................................22

EXHIBIT INDEX...............................................................................23

                                           PART I.
                                    FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS.


                               ACT NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                DECEMBER 31,        JUNE 30,
                                                                    1998              1998
                                                                ------------       ---------
                                                                (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                      $  41,696         $  35,018
  Marketable securities - available for sale                         6,899            11,607
  Accounts receivable, less allowances of $2,084
     in December and $2,030 in June                                 16,062            17,226
  Inventory                                                          6,304             8,829
  Prepaids and other current assets                                  1,937             1,786
                                                                 ---------         ---------
Total current assets                                                72,898            74,466
Plant, equipment and other improvements:
  Machinery and equipment                                            6,868             6,288
  Furniture and fixtures                                               990               992
  Computer software                                                  2,083             1,822
  Leasehold improvements                                               699               672
                                                                 ---------         ---------
                                                                    10,640             9,774
  Accumulated depreciation and amortization                          7,174             6,031
                                                                 ---------         ---------
                                                                     3,466             3,743
Goodwill and other intangibles                                       2,161             2,574
Other assets                                                            55                55
                                                                 ---------         ---------
Total assets                                                     $  78,580         $  80,838
                                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $   2,206         $   4,538
  Accrued payroll and related benefits                                 805             1,743

  Restructuring cost                                                   916               750

  Other accrued liabilities                                          1,507             1,225
  Deferred income taxes                                                 56                65
                                                                 ---------         ---------
Total current liabilities                                            5,490             8,321

Stockholders' equity:
  Common stock and additional paid-in capital                      102,634           101,067
  Treasury stock, at cost, 214 shares                               (2,402)           (2,402)
  Accumulated deficit                                              (27,142)          (26,148)
                                                                 ---------         ---------
Total stockholders' equity                                          73,090            72,517
                                                                 =========         =========
Total liabilities and stockholders' equity                       $  78,580         $  80,838
                                                                 =========         =========



                             See accompanying notes.

                               ACT NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      DECEMBER 31,                     DECEMBER 31,
                                               -------------------------         -------------------------
                                                 1998             1997             1998             1997
                                               --------         --------         --------         --------
Net sales                                      $ 12,074         $ 15,310         $ 26,010         $ 28,331

Expenses:
  Cost of goods sold                              4,870            6,738           10,875           12,437
  Research and development                        3,243            3,851            6,566            7,673
  Sales and marketing                             2,831            4,209            6,290            7,799
  General and administrative                      1,530            1,688            3,411            3,783
  In-process research and development                --               --               --            6,750
  Impairment and restructuring                       --               --              607               --
                                               --------         --------         --------         --------
                                                 12,474           16,486           27,749           38,442
                                               --------         --------         --------         --------
Loss from operations                               (400)          (1,176)          (1,739)         (10,111)

Other:
  Interest income, net                              625              627            1,176            1,095
                                               --------         --------         --------         --------

Income (loss) before income taxes                   225             (549)            (563)          (9,016)
(Provision) benefit for income taxes                 --               66             (178)            (413)
                                               --------         --------         --------         --------
Net income (loss)                              $    225         $   (483)        $   (741)        $ (9,429)
                                               ========         ========         ========         ========

Net earnings (loss) per share                  $   0.02         $  (0.05)        $  (0.08)        $  (1.03)
                                               ========         ========         ========         ========
Net earnings (loss) per share - diluted        $   0.02         $  (0.05)        $  (0.08)        $  (1.03)
                                               ========         ========         ========         ========
Shares used in computing net earnings
  (loss) per share                                9,434            9,146            9,367            9,188
                                               ========         ========         ========         ========
Shares used in computing net earnings
  (loss) per share - diluted                      9,976            9,146            9,367            9,188
                                               ========         ========         ========         ========



                             See accompanying notes

                               ACT NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                          SIX MONTHS ENDED
                                                             DECEMBER 31,
                                                      -------------------------
                                                        1998             1997
                                                      --------         --------
OPERATING ACTIVITIES
Net loss                                              $   (741)        $ (9,429)
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
    Depreciation and amortization                        1,493            1,618
    Provision for accounts receivable                       54              150
    Non-cash charges for warrants and stock                 43               --
    options
    Impairment and restructuring charges                   607               --
    Write-off of in-process research and
       development                                          --            6,750
    Changes in operating assets and
    liabilities:
       Accounts receivable                               1,110           (5,276)
       Inventory                                         2,525           (1,422)
       Prepaids and other current assets                  (151)            (675)
       Accounts payable, accrued
          expenses and income taxes payable             (3,691)              79
                                                      --------         --------
Net cash provided by (used in) operations                1,249           (8,205)

INVESTING ACTIVITIES
Purchase of marketable securities                       (6,038)         (12,145)
Sale and maturities of marketable securities            10,746           14,079
Purchase of plant, equipment and other fixed              (866)          (1,605)
assets
Acquisition of SourceCom Assets                             --           (8,600)
Other assets                                                63                5
                                                      --------         --------
Net cash provided by (used in) investing                 3,905           (8,266)
activities

FINANCING ACTIVITIES
Proceeds from exercise of stock options and              1,524               43
warrants
Purchase of treasury stock                                  --           (2,402)
                                                      --------         --------
Net cash provided by (used in) financing                 1,524           (2,359)
  activities
                                                      --------         --------

Net increase (decrease) in cash                          6,678          (18,830)
Cash and equivalents at beginning of the period         35,018           50,948
                                                      ========         ========
Cash and equivalents at end of the period             $ 41,696         $ 32,118
                                                      ========         ========



                             See accompanying notes

                               ACT NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year or for any future period. For further information, refer to the financial statements and footnotes thereto included in the Company's most recent annual report on Form 10-K.

The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.      INVENTORIES

The components of inventory consist of the following (in thousands):


                                               December 31, 1998       June 30, 1998
                                               -----------------       -------------
Purchased parts ....................                $2,601                $3,643
Sub-assemblies; finished goods .....                 3,703                 5,186
                                                    ------                ------
                                                    $6,304                $8,829
                                                    ------                ------

3.      NET EARNINGS (LOSS) PER SHARE

During the year ended June 30, 1998, the Company adopted SFAS No. 128, "Earnings Per Share", which required a change in the method used to compute earnings per share. Under this new standard, primary and fully diluted earnings per share were replaced with basic and diluted earnings per share. Basic earnings per share amounts exclude the dilutive effect of potential common shares. For ACT Networks, Inc., diluted earnings per share amounts under the new standard are the same as primary earnings per share amounts previously presented. As required by SFAS No. 128, all prior period amounts have been restated to conform to the new presentation.

"Basic earnings per share" is based upon the weighted average number of common shares outstanding. "Diluted earnings per share" is based upon the weighted average number of common shares and dilutive potential common shares outstanding. Potential common shares are outstanding stock options under the Company's stock option plans, which are included under the treasury stock method, when dilutive.

                               ACT NETWORKS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



3.      NET EARNINGS (LOSS) PER SHARE (CONTINUED)

The following table sets forth the computation for basic and diluted earnings
(loss) per share (in thousands, except per share amounts):



                                                        Three months ended           Six months ended
                                                           December 31,                 December 31,
                                                      ---------------------        ----------------------
                                                        1998          1997           1998           1997
                                                      -------       -------        -------        -------
Numerator for basic and diluted earnings (loss)
   per share - net earnings (loss) ............       $   225       $  (483)       $  (741)       $(9,429)
                                                      =======       =======        =======        =======
Denominator:
   Denominator for basic earnings (loss) per
      share - weighted-average shares .........         9,434         9,146          9,367          9,188
   Effect of dilutive securities - employee
      stock options ..........................           542            --             --             --
                                                      -------       -------        -------        -------

Denominator for diluted earnings (loss) per
   share - adjusted weighted-average shares ...         9,976         9,146          9,367          9,188
                                                      =======       =======        =======        =======
Basic earnings (loss) per share ...............       $  0.02       $ (0.05)       $ (0.08)       $ (1.03)
Diluted earnings (loss) per share .............       $  0.02       $ (0.05)       $ (0.08)       $ (1.03)
                                                      =======       =======        =======        =======

4.      COMPREHENSIVE INCOME

In July, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income," which establishes new rules for the reporting and display of comprehensive income and its components. Specifically, it requires requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments which, prior to adoption, were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. The adoption of this Statement had no impact on the Company's net income or stockholders' equity.

The components of comprehensive income (loss) for the three months and six months ended December 31, 1998 and 1997 are as follows (in thousands):


                                                Three months ended            Six months ended
                                                    December 31,                 December 31,
                                              ----------------------        ----------------------
                                                1998           1997           1998          1997
                                              -------        -------        -------        -------
Net income (loss)                             $   225        $  (483)       $  (741)       $(9,429)
Unrealized gains on securities                     --            353             --            353
Foreign currency translation adjustment          (160)          (155)          (160)          (155)
                                              -------        -------        -------        -------
Comprehensive income (loss)                   $    65        $  (285)       $  (901)       $(9,231)

                               ACT NETWORKS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



5.      INCOME TAXES

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

GENERAL

        ACT develops, manufactures and markets wide area network (WAN) access products which support a broad range of integrated voice and data network applications. Service providers and enterprise customers use the Company's products to build multimedia networks that are bandwidth efficient, cost-effective and easy to manage. The Company's products incorporate advanced voice and data compression algorithms, enhanced switching and traffic management capabilities, and state-of-the-art hardware and software integration technologies.

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

        The Company anticipates that, in general, the average sales price for its products will decrease over time due to competition and other factors. The Company is currently focusing on developing OEM or similar relationships with third parties, which may result in significant pricing discounts and lower gross margins. In particular, the Company has entered into agreements with Lucent Technologies, Inc. ("Lucent") and FORE Systems, Inc. ("FORE"). Price erosion of existing products, significant discounting and the Company's introduction of less expensive networking alternatives could adversely affect the Company's margins and results of operations.

        Sales to customers outside of North America accounted for approximately 64% of the Company's net sales for the fiscal year ended June 30, 1998 and approximately 48% for the three months ended December 31, 1998. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. In addition, the Company believes that a significant portion of its sales to customers inside North America represent sales of products which are used or resold in markets outside of North America. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, problems and delays in collecting accounts receivable and economic downturns in foreign markets. A significant number of the Company's products are sold or installed in countries, including several in South America and Asia, where political or economic issues have adversely affected, and may in the future adversely affect, the purchasing decision of the customer. In addition, fluctuations in currency exchange rates have caused, and may in the future cause, the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. The Company believes that recent events in Asia and South America will continue to adversely impact the Company's net sales in these regions in the near term.

        A small number of customers have historically accounted for a substantial portion of the Company's net sales. In particular, one customer accounted for approximately 15% of the Company's net sales during the three months ended December 31, 1998. The Company's five largest customers collectively accounted for 35% of net sales during the fiscal year ended June 30, 1998, and 38% of net sales during the three months ended December 31, 1998. Any reduction, delay or change in orders from significant customers could have a material adverse effect on the Company's business.

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

RESTRUCTURING PROGRAM

In July 1998, the Company announced a major restructuring program designed to streamline operations and focus on key markets. As part of the restructuring program, the Company is concentrating its resources on the Netperformer and ServiceXchange product lines. In connection with the restructuring, the Company has significantly reduced its workforce, eliminated its business unit matrix structure in favor of a functional organization and de-emphasized engineering, sales and marketing efforts for non-strategic products.

There were no restructuring charges during the quarter ended December 31, 1998. The Company's net loss for the six month period ended December 31, 1998 includes certain restructuring charges of $607,000 taken in the first quarter of fiscal 1999 related primarily to severance cost.

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated, the percentages of net sales represented by each item in the Company's statement of operations.


                                                Three Months Ended          Six Months Ended
                                                    December 31,              December 31,
                                               -------------------         -------------------
                                                1998          1997         1998           1997
                                               -----         -----         -----         -----
Net sales ..............................       100.0%        100.0%        100.0%        100.0%

Cost of goods sold .....................        40.3%         44.0%         41.8%         43.9%
                                               -----         -----         -----         -----

Gross profit ...........................        59.7%         56.0%         58.2%         56.1%
Operating expenses:
   Research and development ............        26.9%         25.2%         25.3%         27.1%
   Sales and marketing .................        23.4%         27.5%         24.2%         27.5%
   General and administrative ..........        12.7%         11.0%         13.1%         13.4%
   Impairment and restructuring charges           --            --           2.3%           --
   In-process research and development .          --            --            --          23.8%
                                               -----         -----         -----         -----

Total operating expenses ...............        63.0%         63.7%         64.9%         91.8%

(Loss) income from operations ..........        (3.3)%        (7.7)%        (6.7)%       (35.7)%
Net interest and other income ..........         5.2%          4.1%          4.5%          3.9%
                                               -----         -----         -----         -----

Income (loss) before taxes .............         1.9%         (3.6)%        (2.2)%       (31.8)%
Benefit (Provision) for income taxes ...          --           0.4%         (0.6)%        (1.5)%
                                               -----         -----         -----         -----

Net income (loss) ......................         1.9%         (3.2)%        (2.8)%       (33.3)%
                                               =====         =====         =====         =====


Net Sales

        The Company classifies its sales as either international or domestic. International sales are, in general, shipments to locations outside North America, regardless of the end-user's or the customer's location. Domestic sales are, in general, shipments to locations within North America, even if the end-user or customer is located outside North America. As the Company sells primarily through resellers, the Company does not know with certainty the location of the end-user

        The Company also classifies its sales by customer type. In general, the end-users of the Company's products are either enterprise customers who acquire the Company's products for use in their own network or service providers who use the Company's products to provide telecommunications services to third parties. Service providers include alternate service providers (such as wholesale long-distance carriers and call-back operators), value added network services providers, competitive local exchange carriers, incumbent local exchange carriers, competitive access providers, Internet Service Providers and Interexchange Carriers. The Company's NetPerformer products may be used by both enterprise customers and service providers. The

Company's ServiceXchange products are designed primarily for the service provider market. As the Company migrates to new products and discontinues the promotion of certain of its older products which have, historically, accounted for a majority of the Company's sales, the Company's net sales may be adversely impacted in the near term. The Company has in the past encountered, and may in the future encounter, decreased sales as a result of product transitions.

        Net sales decreased 21.1% for the quarter ended December 31, 1998 and decreased 8.2% for the six months ended December 31, 1998 from the comparable periods in fiscal 1997. All such decreases were due primarily to lower unit volumes. Substantial decreases in sales to the Asia Pacific and Latin America regions more than offset the increase in domestic sales. The following table sets forth, for the quarters indicated the percentage of total net sales in these categories.


                                           Three Months Ended        Six Months Ended
                                               December 31,             December 31,
                                           ------------------        ------------------
                                            1998         1997         1998         1997
                                           -----        -----        -----        -----
          Domestic Sales                    52.1%        31.2%        46.6%        25.9%
          International Sales               47.9         68.8         53.4         74.1
                                           -----        -----        -----        -----
                                           100.0%       100.0%       100.0%       100.0%

          Sales to Enterprise               48.0%        65.2%        50.0%        71.9%
          Customers
          Sales to Service Providers        52.0         34.8         50.0         28.1
                                           -----        -----        -----        -----
                                           100.0%       100.0%       100.0%       100.0%


Gross Profit

        Gross profit represents net sales less the cost of goods sold, which includes cost of materials, direct labor and manufacturing overhead. The Company's gross profit was $7.2 million for the quarter ended December 31, 1998 as compared with $8.6 million for the quarter ended December 31, 1997 and $15.1 million for the six months ended December 31, 1998 as compared to $15.9 million for the six months ended December 31, 1997. While declining in dollar amount with lower sales, gross profit percentage increased, due primarily to product mix and cost reductions associated with outsourcing. Management anticipates downward pressure on gross profit as a percentage of sales, particularly as the Company pursues OEM opportunities with strategic partners that typically produce lower gross margins.

Operating Expenses

Research and development. As discussed above in "Restructuring Program," management has reduced its workforce as the Company de-emphasized engineering efforts for non-strategic products. In particular, the Company continues to narrow its product focus to emphasize the NetPerformer and ServiceXchange product lines. However, the development of new products and features involves a number of risks and uncertainties, and there can be no assurance that the Company's research and development expenses will not increase either in actual dollars or as a percentage of sales in future periods.

Sales and marketing. As discussed above in "Restructuring Program," management reduced its workforce during the first quarter of the current fiscal year as the Company de-emphasized sales and marketing efforts for non-strategic products and adopted a functional organizational structure. However, during the three months ended December 31, 1998, the Company started to increase its sales force focusing on OEM relationships and on its primary product lines.

General and administrative. The decrease in general and administrative expense is due in large part to a decline in amortization expense following the fair-value write-downs of acquisition-related intangible assets in June 1998. In addition, certain administrative positions were vacant during a portion of the three-months period ended December 31, 1998.

The Company plans to combine its two California facilities by the end of the current fiscal year. Management has not yet determined the effect of this move on recurring expense but does expect additional general and administrative expense related to the cost of moving into a new facility.

Net interest and other income (expense)

        The increase in net interest for the six months ended December 31, 1998 over the comparable period of 1997 was attributable primarily to higher combined cash reserve and marketable security balances and the timing of commercial paper discount recognition, partially offset by lower interest rates.

Income Taxes

There was no provision for income taxes for the three months ended December 31, 1998. In general, the provision for income taxes may differ from the federal statutory rate due to foreign income taxes related to the Company's Canadian subsidiary, the effect of federal and state alternative minimum taxes, and net operating losses incurred for the period that are not benefited. For the second quarter of fiscal 1999, the difference between the federal statutory rate and the effective tax rate relates primarily to foreign income taxes and operating losses not benefited.

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

Year 2000

        The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year; accordingly, computer programs that have time-sensitive software or firmware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations including, among other things, an inability to process transactions, send invoices or engage in similar normal activities. The Company has begun accessing the impact the Year 2000 issue may have on its operations and has identified these potential areas of its business that may be affected:

        Internal Systems and Equipment. The Company believes it has substantially completed its identification of major internal systems and equipment used in connection with its internal operations that require upgrading or modification to minimize a material disruption of its business. As a result, the Company has determined that one of its primary internal information systems requires a version upgrade of both the operating system and the application software in order to become Year 2000 compliant. The operating system upgrade is scheduled for February 1999. The application software upgrade is scheduled for installation prior to March 1999 and will be in a test mode for a period of time. Management expects to complete testing and migration to the Year-2000 compliant version of this software prior to June 30, 1999. The Company does not currently expect any significant cost or issues associated with bringing its internal systems and equipment into compliance. However, the failure of any internal systems to achieve Year 2000 compliance could result in a material disruption to the Company's operations.

        Products. The Company has evaluated each of its products and will continue to verify Year 2000 compliance on developing products. Based on its testing to date, the Company believes that its current products are substantially Year 2000 compliant. The Company has not had, and has no present intention to have, its products tested by an independent lab. The costs of the testing program related to the Year 2000 have not had, and are not expected to have, a material impact on operations or financial results. However, the inability of any of the Company's products to process year 2000 data accurately could result in increased costs and liabilities which could have a material adverse effect upon the Company's operations and financial condition.

        Third Party Suppliers and Customers. The Company is currently in the process of accessing the Year 2000 readiness of its suppliers and customers. The Company has identified two potential sources of third-party risk to the Company with respect to the Year 2000 issue. The first is the Company's increasing reliance on turnkey manufacturers of its products; disruption of operations at such suppliers could adversely impact the Company's shipment schedule and operations. The Company has begun to survey its major suppliers to assess the potential impact, if any, of Year 2000 non-compliance on the Company. To date, no instances of non-compliance have been identified to the Company by a major supplier. Assessment of the Company's suppliers is expected to be completed during fiscal 1999. The Company expects to resolve any significant Year 2000 problems with its suppliers; however, there can be no assurance that these suppliers will resolve any or all Year 2000 problems in a timely manner. The second potential risk is from the Company's larger customers who are either end-users or resellers. Year 2000 non-compliance of such customers could impact the customers' ability to purchase the Company's products. The Company has not conducted a comprehensive survey of major customers to assess the potential impact, if any, of Year 2000 noncompliance. Any failure of the Company's suppliers and customers to resolve their Year 2000 problems in a timely manner could result in a material disruption of the Company's business. Any such disruption could have a material adverse effect upon the business and financial results of the Company. The Company does not have a contingency plan in place to address such an event and does not presently intend to create one.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations primarily from the sale of stock and sales of the Company's products. For the six months ended December 31, 1998, the Company's operating activities provided cash of approximately $1.2 million. The Company had significant non-cash expenditures included in its net loss. In addition, the Company's use of funds to reduce payables and accrued expense were more than offset by its reduction in receivables and inventory. At December 31, 1998, the Company had approximately $67.4 million in working capital, including $48.6 million in cash, cash equivalents and short-term investments.

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


ITEM 1.    LEGAL PROCEEDINGS.  NONE.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.  NONE.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.  NONE.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

           At the Company's Annual Meeting of Stockholders held on November 30, 1998 (the "Meeting"), the following matters were submitted and voted on by security holders and were adopted:

           A. The approval of a 150,000 share increase for the Company's Employee Stock Purchase Plan.

                      The results of the vote are as follows:


                         FOR            AGAINST          ABSTAIN      BROKER NON-VOTES
                      ---------         -------          -------      ----------------
                      7,353,088         161,126          24,875           156,978


           B. The approval of a 200,000 share increase for the Company's 1997 Stock Incentive Plan.

                      The results of the vote are as follows:

                         FOR            AGAINST          ABSTAIN      BROKER NON-VOTES
                      ---------         -------          -------      ----------------
                      5,118,973       2,393,991          26,125         156,978


           C. The election of Andre de Fusco and Frederick W. Gluck as directors of the Company to serve until the 2001 Meeting and until their respective successors have been elected and qualified was carried.


                          NAME                      FOR              WITHHELD
                      ------------------         ---------           --------
                      Andre de Fusco             7,637,119            58,948
                      Frederick W. Gluck         7,637,716            58,351


           D. The ratification of Ernst & Young, LLP as independent auditors of the Company for the fiscal year ending June 30, 1999.

                      The results of the vote are as follows:


                        FOR               AGAINST           ABSTAIN
                        ---               -------           -------
                      7,647,244            27,073            21,750

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

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company has experienced and may in the future experience significant fluctuations in net sales and operating results as a result of a number of factors including, without limitation, the volume and timing of orders from, and shipments to, major customers; market acceptance of the Company's products; the Company's ability to support its current and new products; the ability of the Company's customers, particularly international customers, to obtain financing for the purchase of the Company's products; economic issues in international markets; changes in the Company's strategies; changes in pricing policies or price reductions by the Company or its competitors; variations in the Company's sales channels or the mix of product sales; the Company's ability to expand and implement its sales and marketing programs; the timing of new product announcements and product introductions by the Company or its competitors; product obsolescence resulting from new product introductions or changes in customer demand; the availability and cost of supplies; the financial stability of major customers; expenses associated with the acquisition of technologies or businesses; changes in regulatory requirements; intellectual property disputes; the development of public telecommunications infrastructures, particularly in international markets; currency fluctuations; and general economic conditions. While the Company regularly engages in price discounting, significant discounts in a particular quarter could adversely affect the results of operations for such quarter. In addition, significant and continuing discounts due to competition or other factors could adversely affect the Company's business, operating results and financial condition. The Company has generally not experienced seasonality in its net sales, although the Company has from time to time experienced decreased net sales to customers in Europe in the third calendar quarter of each year and has experienced some decreases in net sales in other international markets during certain periods during the year. Due to all of the foregoing factors, in certain quarters the Company's operating results have been, and it is likely that in some future periods the Company's operating results will be, below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock has been and in the future could be materially adversely affected. For example, on several occasions over the last few years, the Company's net sales decreased when compared to the preceding quarter and, as a result, the Company's results of operations and, in certain instances, the price of the Company's Common Stock were adversely affected. In addition, in July 1998 the Company commenced a restructuring program which adversely impacted the Company's operating results in the near term. Quarterly results are not necessarily indicative of future performance for any particular period, and there can be no assurance that the Company will attain growth in net sales or profitability on a quarterly or annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Company's sales have primarily been through resellers and are typically characterized by several large orders and a large number of small orders. The Company's revenue in any period is highly dependant on the sales efforts and success of the Company's partners and other resellers, which are not under the Company's control. The Company's partners and resellers typically do not stock a supply of the Company's products and place orders with the Company only after they have received orders from their customers. In addition, the Company's backlog at the beginning of a quarter is generally insufficient to achieve expected net sales for the quarter. While it is difficult for the Company to accurately forecast the timing and quantity of orders on a quarter to quarter basis, the Company may increase expenses with the expectation of future sales. The failure of the Company to accurately forecast the timing and volume of orders for a quarter would adversely affect the results of operations for such quarter and, potentially, for future periods. Fluctuations in quarterly results may result in significant volatility in the market price of the Company's Common Stock. In addition, sales of networking products fluctuate from time to time based on numerous factors, including capital spending levels and general economic and market conditions. Future declines in networking product sales, as a result of general economic conditions or for any other reason, could have a material adverse effect on the Company's business, operating results and financial condition.

LIMITED HISTORY OF PROFITABILITY; UNCERTAIN FUTURE PROFITABILITY. The Company was organized in May 1987 and commenced shipments of its first product in October 1988. While the Company first achieved profitability in the fourth calendar quarter of 1990, it incurred losses in periods subsequent to that time. There can be no assurance that the Company will be profitable in future periods. In the past, the Company has expanded its level of operations, resulting in increased fixed costs and operating expenses, with the expectation of increased sales and gross profits. The Company's operating results and net income were adversely impacted as net sales and gross profits did not increase sufficiently to offset such increased expenses. While the Company commenced a restructuring program in July 1998 to decrease expenses, there can be no assurance that expenses have been, or will be, decreased sufficiently to result in profitability, that the Company will not increase expenses with the anticipation of increased sales in the future, or that the Company will maintain or increase net sales or gross profits. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON KEY PERSONNEL; NEW MANAGEMENT. The Company's success is dependent in large part on its executive officers, senior management and sales and technical personnel. Since July 1998, the Company has undergone numerous changes in all levels of the organization as a result of a restructuring and other factors. In particular, the Company has a new Chief Executive Officer, Vice President of Marketing, Vice President of Sales, Vice President of Engineering, and Chief Financial Officer. The failure of new management and other personnel to fully integrate into the Company's operations and to execute the Company's strategy, and the failure of the Company to retain such management and other personnel, could have a material adverse effect on the Company's business. The Company's success will be dependent on its continued ability to attract, retain and motivate highly skilled employees, who are in great demand. There can be no assurance that the Company will be able to do so.

RESTRUCTURING. In July 1998, the Company commenced a restructuring program to streamline its operations and focus its efforts on the Netperformer and ServiceXchange products. The Company discontinued or de-emphasized certain nonstrategic operations or product lines and effected numerous personnel changes. As a result of these and other factors, the Company incurred significant losses in the quarters ended June 30, 1998 and September 30, 1998. The Company may incur additional expenses related to the restructuring in fiscal 1999. As such, the restructuring program may adversely impact the Company's results of operations in the near term. There can be no assurance that the restructuring will positively impact the Company in the long term.

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

SUBSTANTIAL COMPETITION. The market for the Company's products is highly competitive. The Company competes directly domestically and internationally with a variety of companies offering fast packet access and/or gateway products including Cisco Systems, Inc., Lucent, Ascend Communications, Northern Telecom, Inc., Memotec Communications, Inc., Motorola Information Systems Group, Sync Research, Inc. and other companies. The Company expects substantial additional competition from existing competitors and from a number of other companies which may enter the Company's existing or future markets. Many of the Company's current and potential competitors have substantially greater name recognition and financial, marketing, technical and other resources than the Company. Many of these companies sell directly to end-users, which the Company believes may provide a competitive edge over the Company when marketing either similar products or alternative networking solutions. In addition, many of these companies offer a more comprehensive networking solutions to their customers than the Company. Consolidations in the industry could enhance the capabilities of the Company's competitors. There can be no assurance that the Company will be able successfully to compete against either current or potential competitors or that competition will not have a material adverse effect on the Company's business, operation results and financial condition.

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

CUSTOMER CONCENTRATION. A small number of customers have historically accounted for a substantial portion of the Company's net sales. During the fiscal year ended June 30, 1998, and the six months ended December 31, 1998, the Company's five largest customers collectively accounted for 35% and 38%, respectively, of net sales. In many instances, the Company's major customers in any given period have ordered significantly less products in future periods. The Company believes that this has been due, in part, to customers who make large, one-time purchases to set up their communications infrastructure, after which such customers do not require further significant purchases. In addition, the Company believes this may be due to a variety of other factors, including, without limitation, the economic conditions in various countries, particularly those in Asia and South America. Therefore, the Company expects that its major customers will fluctuate from period to period. There can be no assurance that a major customer will not reduce or delay the amount of products ordered from the Company or significantly change the terms upon which the Company and such customer do business. Any such reduction, delay or change could have a material adverse effect on the Company's business. In addition, the Company's sales and marketing strategy is to focus on developing distribution channels with major communications companies. The Company has entered into reseller agreements with Lucent and FORE and is allocating significant resources to these relationships. There is no assurance that Lucent or FORE will become significant customers of the Company. Furthermore, there can be no assurance that the Company ;will retain its current partners or that it will be able to establish new relationships with new partners or replace its current partners.

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

INTERNATIONAL SALES, TARIFF AND REGULATORY MATTERS. Sales of the Company's products to customers outside of North America accounted for approximately 64% and 53% of the Company's net sales for the fiscal year ended June 30, 1998, and the six months ended December 31, 1998, respectively. In addition, the Company believes that a majority of its sales to customers inside North America represent sales of products which are used or resold in markets outside of North America. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, potentially adverse tax consequences and problems in collecting accounts receivable. A significant number of the Company's products are sold or installed in countries, including several in South America and Asia, where political or economic issues have adversely affected, and may in the future adversely affect, the purchasing decision of customers. The Company believes that recent events in Asia and Latin America have adversely impacted, and will continue to adversely impact, the Company's net sales in these regions in the near term. Although the Company's sales are currently denominated in U.S. dollars, fluctuations in currency exchange rates have in the past caused, and could in the future cause, the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country and potentially leading to an extension of payment terms. Furthermore, future international activity may result in foreign currency denominated sales and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. The financial stability of foreign markets could also affect the Company's international sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

DEPENDENCE ON CONTRACT MANUFACTURING. The Company's operational strategy is to further rely on outsourcing of its manufacturing. The Company also intends to streamline its manufacturing operations by focusing on one manufacturing contractor, Solectron. Accordingly, the risks associated with reliance on sole sources is expected to increase. Any interruption or delay by the Company's contract manufacturers could have a material adverse effect upon the Company's business, operations and financial condition. The Company may experience problems with its contract manufacturers, such as inferior quality, insufficient quantities and late delivery of product. While such problems have not resulted in any material liabilities from the Company to its customers and end-users to date, there can be no assurance that such problems will not generate material liabilities for the Company or adversely impact the Company's relations with customers and end-users in the future.

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

        One of the Company's internal information systems requires a version upgrade of both the operating system and the application software to become Year 2000 compliant. The upgrades are expected to be completed by June 1999. The Company has performed internal testing of each of its products and expects to continue such testing for developing products. Based on its testing to date, the Company believes that its current products are substantially Year 2000 compliant. The Company has not had, and has no present intention to have, its products tested by an independent lab. The Company does not expect that the costs to complete the testing program related to the Year 2000 will have a material impact on operations or financial results. However, the inability of any of the Company's products to process year 2000 data accurately could result in increased costs and liabilities which could have a material adverse effect upon the Company's operations and financial condition. The Company believes that there are two predominant sources of third party risk for the Company with respect to the Year 2000 issue. The Company depends on turnkey manufacturers of components for its manufacturing process and disruption of operations at such a supplier, whether due to Year 2000 non-compliance or not, could negatively impact the Company's shipment schedule and operations. The Company also has a number of large customers who are either end-users or resellers. The Company's top five customers generated 38% of net sales in the second quarter of fiscal 1999. Year 2000 non-compliance at such customers' sites could negatively impact sales to such customers by disrupting the networks of such customers or their customers, in the case of resellers. The Company has begun surveying its major suppliers to assess the potential impact, if any, of Year 2000 non-compliance on the part of such suppliers. The Company has not conducted a comprehensive survey of major customers to assess the potential impact, if any, of Year 2000 non-compliance. Any failure of the Company's suppliers and customers to resolve their Year 2000 problems in a timely manner could result in a material disruption of the Company's business. Any such disruption could have a material adverse effect upon the business and financial results of the Company. In the event that the Company's internal system or systems of significant outside vendors are not converted or modified in a timely manner to make them Year 2000 compliant, there could be a material adverse effect upon the business and financial results of the Company. The Company does not have a contingency plan in place to address such an event and does not presently intend to create one.

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

3.2 Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1,
                Registration No. 33-90394

27.1            Financial Data Schedule.


       (b) REPORTS ON FORM 8-K:

           No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: February 12, 1999                 ACT NETWORKS, INC.



                                        /s/ Martin Woll
                                        --------------------------------------
                                        Martin Woll
                                        Vice President, Finance
                                        and Chief Financial Officer

                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.

27.1         Financial Data Schedule.