Form 10-Q
period 1999-03-31
ACT NETWORKS INC
filed 1999-05-17
CIK 942132

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

                  For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

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

        Yes [ ]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares outstanding of the registrant's Common Stock, as of May 7, 1999 was 10,077,679.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


================================================================================

                                TABLE OF CONTENTS


                                                                                                               PAGE
PART I.           FINANCIAL INFORMATION                                                                      NUMBER

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  March 31, 1999 and June 30, 1998................................................................3

                  Condensed Consolidated Statements of Operations
                  for the Three- and Nine-Month Periods Ended
                  March 31, 1999 and 1998.........................................................................4

                  Condensed Consolidated Statements
                  of Cash Flows for the Nine-Month Periods Ended
                  March 31, 1999 and 1998.........................................................................5

                  Notes to Condensed Consolidated
                  Financial Statements............................................................................6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...................................................9

PART II.          OTHER INFORMATION

Item 1            Legal Proceedings..............................................................................14

Item 2            Changes in Securities and Use of Proceeds......................................................14

Item 3            Defaults upon Senior Securities................................................................14

Item 4            Submission of Matters to a Vote of Security Holders............................................14

Item 5            Other Information; Risk Factors................................................................14

Item 6.           Exhibits and Reports on Form 8-K...............................................................20

SIGNATURE........................................................................................................21

EXHIBIT INDEX....................................................................................................22

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               ACT NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                      MARCH 31,          JUNE 30,
                                                                        1999               1998
                                                                   --------------------------------
                                                                    (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                       $     37,704        $     35,018
   Marketable securities - available for sale                            13,290              11,607
   Accounts receivable, less allowances of $2,073
      at March 31 and $2,030 at June 30                                  20,161              17,226
   Inventory                                                              5,819               8,829
   Prepaids and other current assets                                        961               1,786
                                                                   --------------------------------
Total current assets                                                     77,935              74,466
Plant, equipment and other improvements:
   Machinery and equipment                                                7,131               6,288
   Furniture and fixtures                                                 1,014                 992
   Computer software                                                      2,194               1,822
   Leasehold improvements                                                   704                 672
                                                                   --------------------------------
                                                                         11,043               9,774
   Accumulated depreciation and amortization                              7,731               6,031
                                                                   --------------------------------
                                                                          3,312               3,743
Goodwill and other intangibles                                            1,841               2,574
Other assets                                                                200                  55
                                                                   --------------------------------
Total assets                                                       $     83,288        $     80,838
                                                                   ================================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                $      4,406        $      4,538
   Accrued payroll and related benefits                                   1,189               1,743

   Other accrued liabilities                                                696               1,975
   Deferred income taxes                                                     58                  65
                                                                   --------------------------------
Total current liabilities                                                 6,349               8,321

Stockholders' equity:
   Common stock and additional paid-in capital                          105,777             101,067
   Treasury stock, at cost, 214 shares                                   (2,402)             (2,402)
   Accumulated deficit                                                  (26,436)            (26,148)
                                                                   --------------------------------
Total stockholders' equity                                               76,939              72,517
                                                                   --------------------------------
Total liabilities and stockholders' equity                         $     83,288        $     80,838
                                                                   ================================


                             See accompanying notes.

                               ACT NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                MARCH 31,                             MARCH 31,
                                                      -----------------------------         -----------------------------
                                                         1999               1998               1999               1998
                                                      -------------------------------------------------------------------
Net sales                                             $   15,103         $   13,007         $   41,113         $   41,338

Expenses:
   Cost of goods sold                                      6,294              5,720             17,168             18,157
   Research and development                                3,150              3,996              9,716             11,669
   Sales and marketing                                     3,894              3,820             10,185             11,619
   General and administrative                              1,847              1,660              5,258              5,444
   In-process research and development                        --                 --                 --              6,750
   Impairment and restructuring                               --                 --                607                 --
                                                      -------------------------------------------------------------------
                                                          15,185             15,196             42,934             53,639
                                                      -------------------------------------------------------------------
Loss from operations                                         (82)            (2,189)            (1,821)           (12,301)

Other:
   Gain on sale of investment                                120              4,704                120              4,704
   Interest income, net                                      540                427              1,716              1,522
                                                      -------------------------------------------------------------------

Income (loss) before income taxes                            578              2,942                 15             (6,075)
(Benefit) provision for income taxes                         (34)              (206)               144                207
                                                      -------------------------------------------------------------------
Net income (loss)                                     $      612         $    3,148         $     (129)        $   (6,282)
                                                      ===================================================================
Net earnings (loss) per share                         $     0.06         $     0.34         $    (0.01)        $    (0.68)
                                                      ===================================================================
Net earnings (loss) per share - diluted               $     0.06         $     0.33         $    (0.01)        $    (0.68)
                                                      ===================================================================
Shares used in computing net earnings (loss)
   per share                                               9,757              9,139              9,494              9,172
                                                      ===================================================================
Shares used in computing net earnings (loss)
   per share - diluted                                    10,603              9,511              9,494              9,172
                                                      ===================================================================


                             See accompanying notes

                               ACT NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                       NINE MONTHS ENDED
                                                                            MARCH 31,
                                                                -----------------------------
                                                                    1999               1998
                                                                -----------------------------
OPERATING ACTIVITIES
Net loss                                                        $     (129)        $   (6,282)
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization                                   2,228              2,552
     Provision for accounts receivable                                 713                225
     Non-cash charges for warrants and stock options                    43                 --
     Impairment and restructuring charges                              607                 --
     Write-off of in-process research and
        development                                                     --              6,750
     Gain on sale of investment                                                        (4,704)
     Changes in operating assets and liabilities:
        Accounts receivable                                         (3,648)            (5,594)
        Inventory                                                    3,010               (777)
        Prepaids and other current assets                              825               (859)
        Accounts payable, accrued
           expenses and income taxes payable                        (2,738)              (926)
                                                                -----------------------------
Net cash provided by (used in) operations                              911             (9,615)

INVESTING ACTIVITIES
Purchase of marketable securities                                  (14,686)            (7,065)
Sale and maturities of marketable securities                        13,003             12,031
Proceeds from sale of stock investment                                  --              6,699
Purchase of plant, equipment and other fixed assets                 (1,269)            (2,041)
Acquisition of SourceCom Assets                                         --             (8,600)
Other assets                                                            60                  5
                                                                -----------------------------
Net cash provided by (used in) investing activities                 (2,892)             1,029

FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants                 4,667                 56
Purchase of treasury stock                                              --             (2,402)
                                                                -----------------------------
Net cash provided by (used in) financing activities                  4,667             (2,346)
Net increase (decrease) in cash                                      2,686            (10,932)
Cash and equivalents at beginning of the period                     35,018             50,948
                                                                -----------------------------
Cash and equivalents at end of the period                       $   37,704         $   40,016
                                                                =============================


                             See accompanying notes

                               ACT NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year or for any future period. For further information, refer to the financial statements and footnotes thereto included in the Company's most recent annual report on Form 10-K.

The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.      INVENTORIES

The components of inventory consist of the following (in thousands):

                                       March 31, 1999        June 30, 1998
                                       --------------        -------------
Purchased parts ..............          $      2,401          $      3,643
Sub-assemblies; finished goods                 3,418                 5,186
                                        ------------          ------------
                                        $      5,819          $      8,829
                                        ------------          ------------

3.      NET EARNINGS (LOSS) PER SHARE

"Basic earnings per share" is based upon the weighted average number of common shares outstanding and excludes the dilutive effect of potential common shares. "Diluted earnings per share" is based upon the weighted average number of common shares and dilutive potential common shares outstanding. Potential common shares are outstanding stock options under the Company's stock option plans, which are included under the treasury stock method, when dilutive.

                               ACT NETWORKS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


3.      NET EARNINGS (LOSS) PER SHARE (CONTINUED)

The following table sets forth the computation for basic and diluted earnings
(loss) per share (in thousands, except per share amounts):


                                                                  Three months ended                Nine months ended
                                                                       March 31,                         March 31,
                                                              ---------------------------       ----------------------------
                                                                 1999             1998             1999              1998
                                                              ----------       ----------       ----------        ----------
Numerator for basic and diluted earnings (loss) per share
   - net earnings (loss) .................................    $      612       $    3,148       $     (129)       $   (6,282)
                                                              ==========       ==========       ==========        ==========
Denominator:
   Denominator for basic earnings (loss) per share -
      weighted-average shares ............................         9,757            9,139            9,494             9,172
   Effect of dilutive securities - employee stock options            846              372               --                --
                                                              ----------       ----------       ----------        ----------
Denominator for diluted earnings (loss) per share -
   adjusted weighted-average shares ......................        10,603            9,511            9,494             9,172
                                                              ==========       ==========       ==========        ==========
Basic earnings (loss) per share ..........................    $     0.06       $     0.34       $    (0.01)       $    (0.68)
Diluted earnings (loss) per share ........................    $     0.06       $     0.33       $    (0.01)       $    (0.68)
                                                              ==========       ==========       ==========        ==========

4.      COMPREHENSIVE INCOME

In July, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income," which establishes new rules for the reporting and display of comprehensive income and its components. Specifically, it requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments which, prior to adoption, were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. The adoption of this Statement had no impact on the Company's net income (loss) or stockholders' equity.

The components of comprehensive income (loss) for the three months and nine months ended March 31, 1999 and 1998 are as follows (in thousands):


                                                     Three months ended                 Nine months ended
                                                          March 31,                          March 31,
                                                 ---------------------------        ----------------------------
                                                    1999             1998              1999              1998
                                                 ----------       ----------        ----------        ----------
Net income (loss)                                $      612       $    3,148        $     (129)       $   (6,282)
Unrealized gains on securities                         --                386              --                 386
Foreign currency translation adjustment                  94             (148)              (66)             (148)
                                                 ----------       ----------        ----------        ----------
Comprehensive income (loss)                      $      706       $    3,386        $     (195)       $   (6,044)
                                                 ==========       ==========        ==========        ==========

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

        The Company is migrating toward two principal product families, NetPerformer and ServiceXchange, which share a common technology foundation but are targeted at different market segments. NetPerformer is a family of Frame Relay access devices targeted at enterprise customers who need to integrate and transport voice, fax, LAN and SNA data over private or public Frame Relay networks. The ServiceXchange family, currently in development, is intended to address the needs of service providers who are focused on transporting large volumes of voice traffic cost-effectively over Frame Relay, ATM or IP backbones. Within each family, both chassis-based and stand-alone configurations will be offered to serve specific customer requirements for price, performance, density and feature set.

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

        Sales to customers outside of North America accounted for approximately 64% of the Company's net sales for the fiscal year ended June 30, 1998 and approximately 31.4% for the three months ended March 31, 1999. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. In addition, the Company believes that a portion of its sales to customers inside North America represent sales of products which are used or resold in markets outside of North America. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, problems and delays in collecting accounts receivable and economic downturns in foreign markets. A significant number of the Company's products are sold or installed in countries, including several in South America and Asia, where political or economic issues have adversely affected, and may in the future adversely affect, the purchasing decision of the customer. In addition, fluctuations in currency exchange rates have caused, and may in the future cause, the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. The Company believes that recent events in Asia and South America will continue to adversely impact the Company's net sales in these regions in the near term.

        A small number of customers have historically accounted for a substantial portion of the Company's net sales. In particular, one customer accounted for approximately 35.6% of the Company's net sales and another customer accounted for approximately 12.2% of the Company's net sales during the three months ended March 31, 1999. The Company's five largest customers collectively accounted for 35% of net sales during the fiscal year ended June 30, 1998, and 67.5% of net sales during the three months ended March 31, 1999. Any reduction, delay or change in orders from significant customers could have a material adverse effect on the Company's business.

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

RESTRUCTURING PROGRAM

In July 1998, the Company announced a major restructuring program designed to streamline operations and focus on key markets. As part of the restructuring program, the Company concentrated its resources on the Netperformer and ServiceXchange product lines. In connection with the restructuring, the Company significantly reduced its workforce, eliminated its business unit matrix structure in favor of a functional organization and de-emphasized engineering, sales and marketing efforts for non-strategic products.

The Company completed its restructuring program in the quarter ended December 31, 1998. The Company's net loss for the nine month period ended March 31, 1999 includes certain restructuring charges of $607,000 taken in the first quarter of fiscal 1999 related primarily to severance cost.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentages of net sales represented by each item in the Company's statement of operations.

                                              Three Months Ended March 31,         Nine Months Ended March 31,
                                              ----------------------------        ----------------------------
                                                 1999              1998              1999              1998
                                              ----------        ----------        ----------        ----------
Net sales                                          100.0%            100.0%            100.0%            100.0%

Cost of goods sold                                  41.7%             44.0%             41.8%             44.0%
                                              ----------        ----------        ----------        ----------

Gross profit                                        58.3%             56.0%             58.2%             56.0%
Operating expenses:
  Research and development                          20.8%             30.7%             23.6%             28.2%
  Sales and marketing                               25.8%             29.4%             24.8%             28.1%
  General and administrative                        12.2%             12.7%             12.8%             13.2%
  Impairment and restructuring charges                --                --               1.5%               --
  In-process research and development                 --                --                --              16.3%
                                              ----------        ----------        ----------        ----------

Total operating expenses                            58.8%             72.8%             62.7%             85.8%

(Loss) income from operations                       (0.5)%           (16.8)%            (4.5)%           (29.8)%
Net interest and other income                        4.3%             39.4%              4.5%             15.1%
                                              ----------        ----------        ----------        ----------

Income (loss) before taxes                           3.8%             22.6%              0.0%            (14.7)%
(Benefit) Provision for income taxes                (0.2%)            (1.6)%             0.3%              0.5%
                                              ----------        ----------        ----------        ----------

Net income (loss)                                    4.0%             24.2%             (0.3)%           (15.2)%
                                              ==========        ==========        ==========        ==========

Net Sales

        The Company classifies its sales as either international or domestic. International sales are, in general, shipments to locations outside North America, regardless of the end-user's or the customer's location. Domestic sales are, in general, shipments to locations within North America, even if the end-user or customer is located outside North America. As the Company sells primarily through OEM partners and resellers, in many cases the Company does not know with certainty the location of the end-user.

        The Company also classifies its sales by customer type. In general, the end-users of the Company's products are either enterprise customers who acquire the Company's products for use in their own network or service providers who use the Company's products to provide telecommunications services to third parties. Service providers include alternate service providers (such as wholesale long-distance carriers and call-back operators), value added network services providers, competitive local exchange carriers, incumbent local exchange carriers, competitive access providers, Internet Service Providers and Interexchange

Carriers. The Company's NetPerformer products may be used by both enterprise customers and service providers. The Company's ServiceXchange products are designed primarily for the service provider market. In the current quarter, a substantial portion of the Company's NetPerformer sales were to the Company's OEM partners. As the Company migrates to new products and discontinues the promotion of certain of its older products which have, historically, accounted for a substantial portion of the Company's sales, the Company's net sales may be adversely impacted in the near term. The Company has in the past encountered, and may in the future encounter, decreased sales as a result of product transitions.

        Net sales increased 16.1% for the quarter ended March 31, 1999 and decreased 0.5% for the nine months ended March 31, 1999 from the comparable periods in fiscal 1998. The Company had increased unit volumes in the current quarter, partially offset by lower unit prices. An increase in domestic sales, which included sales to the Company's OEM partners, more than offset the decrease in sales to the Asia Pacific and Latin America regions. The following table sets forth, for the periods indicated, the percentage of total net sales in these categories.

                                          Three Months Ended                  Nine Months Ended
                                                March 31,                         March 31,
                                       ---------------------------       ---------------------------
                                          1999             1998             1999             1998
                                       ----------       ----------       ----------       ----------
Domestic Sales                               68.6%            45.7%            54.7%            32.1%
International Sales                          31.4             54.3             45.3             67.9
                                       ----------       ----------       ----------       ----------
                                            100.0%           100.0%           100.0%           100.0%

Sales to Enterprise Customers                25.0%            62.6%            40.8%            69.0%
Sales to Service Providers                   39.4             37.4             46.1             31.0
OEM Sales                                    35.6                              13.1
                                       ----------       ----------       ----------       ----------
                                            100.0%           100.0%           100.0%           100.0%

Gross Profit

        Gross profit represents net sales less the cost of goods sold, which includes cost of materials, direct labor and manufacturing overhead. The Company's gross profit was $8.8 million for the quarter ended March 31, 1999 as compared with $7.3 million for the quarter ended March 31, 1998, and $23.9 million for the nine months ended March 31, 1999 as compared to $23.2 million for the nine months ended March 31, 1998. Gross profit increased during the current quarter both in dollars and as a percentage of sales due primarily to cost reductions associated with outsourcing and sales of inventory for amounts greater than the estimated net realizable value to which such inventory had been previously written down. Those effects were partially offset by a less favorable product mix. Management anticipates downward pressure on gross profit as a percentage of sales, particularly as the Company pursues OEM opportunities with strategic partners that typically produce lower gross margins.

Operating Expenses

Research and development. As discussed above in "Restructuring Program," management reduced its workforce as the Company de-emphasized engineering efforts for non-strategic products. In particular, the Company narrowed its product focus to the Netperformer and ServiceXchange product lines. Accordingly, research and development expenses declined $846,000 and $1,953,000 in the three- and nine-month periods, respectively, ending March 31, 1999, compared with the corresponding periods of the prior fiscal year. However, the development of new products and features involves a number of risks and uncertainties, and there can be no assurance that the Company's research and development expenses will not increase either in actual dollars or as a percentage of sales in future periods.

Sales and marketing. As discussed above in "Restructuring Program," management reduced its workforce during the first quarter of the current fiscal year as the Company de-emphasized sales and marketing efforts for non-strategic products and adopted a functional organizational structure. However, the Company's sales and marketing expenses since the Restructuring have started to increase as the Company focuses on its primary product lines and implements its new strategy. As a result, sales and marketing expense increased $74,000 for the three months ending March 31, 1999 but declined $1,434,000 for the nine months then ended, both as compared with corresponding periods in the prior year.

General and administrative. General and administrative expense for the current quarter increased by $187,000 due in part to the effect of an increase in the allowance for uncollectible accounts, partially offset by a decline in amortization expense following the fair-value write-downs of acquisition related intangible assets in June 1998. For the nine months ended March 31, 1999, general and administrative expense declined by $186,000 from the same nine-month period of the prior fiscal year.

The Company plans to combine its two California facilities by the end of the current fiscal year. Management does not expect this combination to affect ongoing facility expenses significantly but does expect additional general and administrative expense, primarily during the upcoming quarter, related to the cost of moving into the new facility.

Net interest and other income (expense)

        The increase in net interest income for the three and nine months ended March 31, 1999 over the comparable period of fiscal 1998 was attributable primarily to higher combined cash reserve and marketable security balances and the timing of commercial paper discount recognition, partially offset by lower interest rates. Gain on sale of investment relates to a nonrecurring liquidation of a joint-venture investment.

Income Taxes

There was small benefit for income taxes for the three months ended March 31, 1999. In general, the provision for income taxes for all periods reported differs from the federal statutory rate due to foreign income taxes related to the Company's Canadian subsidiary, the effect of federal and state alternative minimum taxes, and net operating losses incurred with a full valuation allowance taken against the related deferred tax asset.

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

        Internal Systems and Equipment. The Company believes it has substantially completed its identification of major internal systems and equipment used in connection with its internal operations that require upgrading or modification to minimize a material disruption of its business. As a result, the Company determined that one of its primary internal information systems required a version upgrade of both the operating system and the application software in order to become Year 2000 compliant. The operating system upgrade was completed during the current quarter. The application software upgrade was installed in the current quarter and will be in a test mode for a period of time. Management expects to complete testing and migration to the Year-2000 compliant version of this software prior to June 30, 1999. The Company does not currently expect to incur any significant further cost in connection with bringing its internal systems and equipment into compliance. However, the failure of any internal systems to achieve Year 2000 compliance could result in a material disruption to the Company's operations.

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

        Third Party Suppliers and Customers. The Company is currently in the process of assessing the Year 2000 readiness of its suppliers and customers. The Company has identified two potential sources of third-party risk to the Company with respect to the Year 2000 issue. The first is the Company's increasing reliance on turnkey manufacturers of its products; disruption of operations at such suppliers could adversely impact the Company's shipment schedule and operations. The Company has begun to survey major suppliers to assess the potential impact, if any, of Year 2000 non-compliance on the Company. To date, no instances of non-compliance have been identified to the Company by a major supplier. Assessment of the Company's suppliers is expected to be completed during fiscal 1999. The Company expects to resolve any significant Year 2000 problems with its suppliers; however, there can be no assurance that these suppliers will resolve any or all Year 2000 problems in a timely manner. The second potential risk is from the Company's larger customers who are either end-users or resellers. Year 2000 non-compliance of such customers could negatively impact such customers' ability to purchase the Company's products. The Company has not conducted a comprehensive survey of major customers to assess the potential impact, if any, of Year 2000 noncompliance. Any failure of the

Company's suppliers and customers to resolve their Year 2000 problems in a timely manner could result in a material disruption of the Company's business. Any such disruption could have a material adverse effect upon the business and financial results of the Company. The Company does not have a contingency plan in place to address such an event and does not presently intend to create one.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations primarily from the sale of stock and sales of the Company's products. For the nine months ended March 31, 1999, the Company's operating activities provided cash of approximately $0.9 million. At March 31, 1999, the Company had approximately $71.6 million in working capital, including approximately $51 million in cash, cash equivalents and short-term investments.

        The Company currently has no material commitments for capital expenditures. However, the Company anticipates spending between $2.0 million and $2.5 million during the next twelve months to acquire test equipment, computer and telephone equipment, software, office furniture, leasehold improvements and tooling.

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

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company has experienced and may in the future experience significant fluctuations in net sales and operating results as a result of a number of factors including, without limitation, the volume and timing of orders from, and shipments to, major customers, particularly Lucent Technologies; market acceptance of the Company's products; the Company's ability to support its current and new products; the ability of the Company's customers, particularly international customers, to obtain financing for the purchase of the Company's products; economic issues in international markets; changes in the Company's strategies; changes in pricing policies or price reductions by the Company or its competitors; variations in the Company's sales channels or the mix of product sales; the Company's ability to expand and implement its sales and marketing programs; the timing of new product announcements and product introductions by the Company or its competitors; product obsolescence resulting from new product introductions or changes in customer demand; the availability and cost of supplies; the financial stability of major customers; expenses associated with the acquisition of technologies or businesses; changes in regulatory requirements; intellectual property disputes; the development of public telecommunications infrastructures, particularly in international markets; currency fluctuations; and general economic conditions. While the Company regularly engages in price discounting, significant discounts in a particular quarter could adversely affect the results of operations for such quarter. In addition, significant and continuing discounts due to competition or other factors could adversely affect the Company's business, operating results and financial condition. The Company has generally not experienced seasonality in its net sales, although the Company has from time to time experienced decreased net sales to customers in Europe in the third calendar quarter of each year and has experienced some decreases in net sales in other international markets during certain periods during the year. Due to all of the foregoing factors, in certain quarters the Company's operating results have been, and it is likely that in some future periods the Company's operating results will be, below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock has been and in the future could be materially adversely affected. For example, on several occasions over the last few years, the Company's net sales decreased when compared to the preceding quarter and, as a result, the Company's results of operations and, in certain instances, the price of the Company's Common Stock were adversely affected. Quarterly results are not necessarily indicative of future performance for any particular period, and there can be no assurance that the Company will attain growth in net sales or profitability on a quarterly or annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Company's sales have primarily been through OEM partners and resellers and are typically characterized by several large orders and a large number of small orders. The Company's revenue in any period is highly dependent on the sales efforts and success of the Company's partners (including Lucent and FORE) and other resellers, which are not under the Company's control. The Company's resellers typically do not stock a supply of the Company's products and place orders with the Company only after they have received orders from their customers. The Company has limited information as to the sell-through of its products to OEM partners. There is no assurance that even if an OEM partner does purchase products in a quarter, that the partner will sell such products to its customers. Any reduction or delay in sales of the Company's products by its partners could have a material adverse effect on the Company's business, operating results and financial condition. The Company generally realizes a lower gross margin on sales through its OEM partners. Accordingly, if the Company's OEM partners were to account for an increased portion of the Company's net sales, gross margins would decline. In addition, the Company's backlog at the beginning of a quarter is generally insufficient to achieve expected net sales for the quarter. To achieve its revenue objectives, the Company is dependent upon obtaining orders in a quarter for shipment in that quarter. While it is difficult for the Company to accurately forecast the timing and quantity of orders on a quarter to quarter basis, the Company may increase expenses with the expectation of future sales. The failure of the Company to accurately forecast the timing and volume of orders for a quarter would adversely affect the results of operations for such quarter and, potentially, for future periods. Fluctuations in quarterly results may result in significant volatility in the market price of the Company's Common Stock. In addition, sales of networking products fluctuate from time to time based on numerous factors, including capital spending levels and general economic and market conditions. Future declines in networking product sales, as a result of general economic conditions or for any other reason, could have a material adverse effect on the Company's business, operating results and financial condition.

LIMITED HISTORY OF PROFITABILITY; UNCERTAIN FUTURE PROFITABILITY. The Company was organized in May 1987 and commenced shipments of its first product in October 1988. While the Company first achieved profitability in the fourth calendar quarter of 1990, it incurred losses in periods subsequent to that time. There can be no assurance that the Company will be profitable in future periods. In the past, the Company has expanded its level of operations, resulting in increased fixed costs and operating expenses, with the expectation of increased sales and gross profits. The Company's operating results and net income were adversely impacted as net sales and gross profits did not increase sufficiently to offset such increased expenses. The Company commenced a restructuring program in July 1998 to decrease expenses. The Company completed its restructuring in its second fiscal quarter of 1999. Since then, the Company has and currently intends to increase its investments in sales and marketing and related infrastructures. Any such increase will be highly dependent on factors including the continued growth of the Company's revenue and the rate thereof, success in hiring the appropriate personnel and market acceptance of the Company's products. Due to the anticipated increases in the Company's operating expenses, the Company's operating results will be adversely affected if revenue and gross profits does not increase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SUBSTANTIAL COMPETITION. The market for the Company's products is highly competitive and subject to frequent product introductions with improved price or performance characteristics, significant price reductions, rapid technological change and continued emergence of new industry standards. The Company competes directly domestically and internationally with a variety of companies offering fast packet access and/or gateway products including Cisco Systems, Inc., Ascend Communications, Northern Telecom, Inc., Memotec Communications, Inc., Motorola Information Systems Group, and other companies. The Company expects substantial additional competition from existing competitors and from a number of other companies which may enter the Company's existing or future markets. Many of the Company's current and potential competitors have substantially greater name recognition and financial, marketing, sales, technical and other resources, as well as a larger installed customer base, than the Company. Many of these companies sell directly to end-users, which the Company believes may provide a competitive edge over the Company when marketing either similar products or alternative networking solutions. In addition, many of these companies offer a more comprehensive networking solutions to their customers than the Company. Consolidations in the industry could enhance the capabilities of the Company's competitors. Furthermore, the Company's OEM partners may in the future develop competitive products and may then decide to terminate their relationships with the Company. There can be no assurance that the Company will be able successfully to compete against either current or potential competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

CUSTOMER CONCENTRATION; DEPENDENCE ON PARTNERS. A small number of customers have historically accounted for a substantial portion of the Company's net sales. During the fiscal year ended June 30, 1998, and the nine months ended March 31, 1999, the Company's five largest customers collectively accounted for 35% and 39%, respectively, of net sales. In many instances, the Company's major customers in any given period have ordered significantly fewer products in future periods. The Company believes that this has been due, in part, to customers who make large, one-time purchases to set up their communications infrastructure, after which such customers do not require further significant purchases. In addition, the Company believes this may be due to a variety of other factors, including, without limitation, the economic conditions in various countries, particularly those in Asia and South America. Therefore, the Company expects that its major customers will fluctuate from period to period. There can be no assurance that a major customer will not reduce or delay the amount of products ordered from the Company or significantly change the terms upon which the Company and such customer do business. Any such reduction, delay or change could have a material adverse effect on the Company's business.

        The Company's sales and marketing strategy is to focus on developing distribution channels with major communications companies. The Company has entered into reseller agreements with Lucent and FORE and is allocating significant resources to these relationships. The reseller agreements do not require minimum purchases. There is no assurance that Lucent or FORE will become or will continue to be significant customers of the Company. For the quarter ended March 31,1999, sales to Lucent accounted for 36% of the Company's revenue. There is no assurance that Lucent will continue to purchase the Company's products. Any reduction or delay in sales of the Company's products to Lucent could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, there can be no assurance that the Company will retain its current partners or that it will be able to establish relationships with new partners or replace its current partners. The loss of one or more of the Company's Partners could have a material adverse effect on the Company's business, operating results and financial condition. The Company generally realizes a lower gross margin on sales to its Partners. Accordingly, if the Company's Partners were to account for an increased portion of the Company's revenue, its gross margins would decline.

DEPENDENCE ON CONTRACT MANUFACTURING. The Company's operational strategy is to further rely on outsourcing of its manufacturing. The Company also intends to streamline its manufacturing operations by focusing on one manufacturing contractor. Accordingly, the risks associated with reliance on sole sources are expected to increase. Any interruption or delay by the Company's contract manufacturers could have a material adverse effect upon the Company's business, operating results and financial condition. The Company may experience problems with its contract manufacturers, such as inferior quality, insufficient quantities and late delivery of product. While such problems have not resulted in any material liabilities from the Company to its customers and end-users to date, there can be no assurance that such problems will not generate material liabilities for the Company or adversely impact the Company's relations with customers and end-users in the future.

DEPENDENCE ON KEY PERSONNEL; NEW MANAGEMENT. The Company's success is dependent in large part on its executive officers, senior management and sales and technical personnel. Since July 1998, the Company has undergone numerous personnel changes in all levels of the organization as a result of a restructuring and other factors. In particular, the Company has a new Chief Executive Officer, Vice President of Marketing, Vice President of Sales, Vice President of Engineering, and Chief Financial Officer. The failure of new management and other personnel to fully integrate into the Company's operations and to execute the Company's strategy, and the failure of the Company to retain such management and other personnel, could have a material adverse effect on the Company's business. The Company's success will be dependent on its continued ability to attract, retain and motivate highly skilled employees, who are in great demand.
There can be no assurance that the Company will be able to do so.

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

        Inherent in the product development process is a number of risks. The development of new, technologically advanced products and product enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The Company budgets research and development expenditures based on planned product introductions and enhancements; however, actual expenditures may significantly differ from budgeted expenditures. There can be no assurance that the Company will successfully identify, develop or introduce new products or product enhancements. Products such as those offered by the Company may contain undetected or unresolved software errors when they are first introduced or as new versions are released. There can be no assurance that, despite extensive testing by the Company, software errors will not be found in new products or upgrades after commencement of commercial shipments, resulting in delay in or loss of market acceptance. Future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect the Company's operating results, particularly on a quarterly basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

INTERNATIONAL SALES, TARIFF AND REGULATORY MATTERS. Sales of the Company's products to customers outside of North America accounted for approximately 64% and 45% of the Company's net sales for the fiscal year ended June 30, 1998, and the nine months ended March 31, 1999, respectively. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, potentially adverse tax consequences and problems in collecting accounts receivable. A significant number of the Company's products are sold or installed in countries, including several in South America and Asia, where political or economic issues have adversely affected, and may in the future adversely affect, the purchasing decision of customers. The Company believes that recent events in Asia and Latin America have adversely impacted, and will continue to adversely impact, the Company's net sales in these regions in the near term. Although the Company's sales are currently denominated in U.S. dollars, fluctuations in currency exchange rates have in the past caused, and could in the future cause, the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country and potentially leading to an extension of payment terms. Furthermore, future international activity may result in foreign currency denominated sales and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. The financial stability of foreign markets could also affect the Company's international sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Rates for telecommunications services are governed by tariffs of licensed carriers that are subject to regulatory approval. Future changes in these tariffs could have a material adverse effect on the Company's business. For example, should tariffs for public switched digital services increase in the future relative to tariffs for private leased services, the cost-effectiveness of certain of the Company's products would be reduced, and its business and results of operations could be adversely affected. In addition, the Company's products must meet standards and receive certification for connection with the public telecommunications networks of a country prior to their sale in such country. In the United States, for example, the Company's products must comply with certain regulations promulgated by the Federal Communications Commission. Domestic telecommunications carriers must also certify the Company's products. In foreign countries, the Company's products are subject to a wide variety of governmental review and certification requirements. From time to time, foreign governments have altered certification or regulatory requirements, which has adversely impacted the Company's ability to sell products in such markets. Any future inability to obtain on a timely basis or retain domestic certificate or foreign regulatory approvals could have a material adverse effect on the Company's business, operating results and financial condition.

RELIANCE ON THIRD PARTY SUPPLIERS. The Company relies on third party suppliers who supply the components used in the Company's products. The unavailability of certain components from current suppliers, especially components custom designed for the Company, could result in delays in the shipment of the Company's products as well as additional expenses associated with obtaining and qualifying a new supplier. In addition, certain key components used in the Company's products are available only from single sources and the Company does not have long term contracts ensuring the supply of such components. As the Company typically maintains less than 90 days supply of such components, there can be no assurance that components will be available to meet the Company's future requirements at favorable prices, if at all. The Company's inability to obtain components in a timely manner would materially and adversely affect the Company's business and financial condition. In addition, any significant increase in component prices could also adversely affect the Company's results of operations. The Company resells Frame Relay switches purchased from Ascend. Although the Company believes similar products can be purchased from other sources, the process of qualifying replacement suppliers, generating the supporting documentation, performing system level integration, obtaining standards-compliant approval for its products, and retraining sales and marketing channels would require a significant amount of time and expense. The Company's ability to offer an integrated, cost-effective networking solution is based, in part, on its ability to sell such products as part of its present line. The Company's inability to source these products at satisfactory quality and quantity levels and with the appropriate lead time would adversely affect the Company's business, operating results and financial condition.

RELIANCE ON INDIRECT DISTRIBUTION. The Company markets and sells products domestically and internationally primarily through resellers, such as distributors, value-added resellers and system integrators. The number of qualified resellers in certain countries is limited. Resellers typically are not effective at selling the Company's products until they have been trained and have successfully completed several sales. The Company's performance depends in part on attracting, retaining and motivating such resellers. Certain of the Company's resellers also act as resellers for competitors of the Company and could devote greater effort and resources to marketing competitive products. The Company's resellers are generally provided discounts and, occasionally, are entitled to special pricing or distribution arrangements, the effect of which is to decrease the Company's gross margins. While the Company has contractual relationships with many of its resellers, these agreements do not require the resellers to purchase the Company's products and can generally be terminated on short notice by the reseller. Resellers in many countries have title to the governmental authorizations and certifications necessary to market the Company's products in such country, and there is no assurance that, in the event a reseller ceased marketing the Company's products, the reseller would transfer such authorization or certification to the Company or that the expense and delay associated with obtaining a new authorization or certification would not adversely affect the Company's business and operations in such country. There can be no assurance that resellers will continue to market the Company's products or devote the resources necessary to provide effective sales and marketing support to the Company. In addition, the Company is dependent on the continued viability and financial stability of its resellers, many of which are small organizations with limited capital. The loss of any key reseller could adversely affect the Company's business, operating results and financial condition.

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

        One of the Company's internal information systems requires a version upgrade of both the operating system and the application software to become Year 2000 compliant. The Company expects to complete the upgrades by June 1999. The Company has performed internal testing of each of its products and expects to continue such testing for developing products. Based on its testing to date, the Company believes that its current products are substantially Year 2000 compliant. The Company has not had, and has no present intention to have, its products tested by an independent lab. The Company does not expect that the costs to complete the testing program related to the Year 2000 will have a material impact on operations or financial results. However, the inability of any of the Company's products to process year 2000 data accurately could result in increased costs and liabilities which could have a material adverse effect upon the Company's operations and financial condition. The Company believes that there are two predominant sources of third party risk for the Company with respect to the Year 2000 issue. The Company depends on turnkey manufacturers of components for its manufacturing process and disruption of operations at such a supplier, whether due to Year 2000 non-compliance or not, could negatively impact the Company's shipment schedule and operations. The Company also has a number of large customers who are either end-users or resellers. The Company's top five customers generated 38% of net sales in the second quarter of fiscal 1999. Year 2000 non-compliance at such customers' sites could negatively impact sales to such customers by disrupting the networks of such customers or their customers, in the case of resellers. The Company has begun surveying its major suppliers to assess the potential impact, if any, of Year 2000 non-compliance on the part of such suppliers. The Company has not conducted a comprehensive survey of major customers to assess the potential impact, if any, of Year 2000 non-compliance. Any failure of the Company's suppliers and customers to resolve their Year 2000 problems in a timely manner could result in a material disruption of the Company's business. Any such disruption could have a material adverse effect upon the business and financial results of the Company. In the event that the Company's internal system or systems of significant outside vendors are not converted or modified in a timely manner to make them Year 2000 compliant, there could be a material adverse effect upon the business and financial results of the Company. The Company does not have a contingency plan in place to address such an event and does not presently intend to create one.

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

27.1    Financial Data Schedule.

(b) REPORTS ON FORM 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 14, 1999                    ACT NETWORKS, INC.



                                      /s/ Martin Woll
                                      ------------------------------------------
                                      Martin Woll
                                      Vice President, Finance
                                      And Chief Financial Officer

                                      (Duly Authorized Officer and Principal
                                      Financial Officer)


                                      /s/ Robert J. Faulk
                                      ------------------------------------------
                                      Robert J. Faulk
                                      Controller

                                      (Duly Authorized Accounting Officer)

EXHIBIT INDEX


EXHIBIT NO.

27.1           Financial Data Schedule.