Form 10-K
period 1999-06-30
ACT NETWORKS INC
filed 1999-09-28
CIK 942132

--------------------------------------------------------------------------------

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

(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                FOR THE TRANSITION PERIOD FROM________ TO________

                         COMMISSION FILE NUMBER 0-25740

                               ACT NETWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              _____________________

            DELAWARE                                             77-0152144
  (STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

               26707 WEST AGOURA ROAD, CALABASAS, CALIFORNIA 91302 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 871-6400
--------------------------------------------------------------------------------

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

                             Yes   [X]   No   [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Based on the closing sale price on Nasdaq National Market on August 31, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $98,000,633.

        As of August 31, 1999, there were 10,236,192 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

================================================================================

                               ACT NETWORKS, INC.

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

ITEM 1.    BUSINESS..........................................................................1

ITEM 2.    PROPERTIES.......................................................................14

ITEM 3.    LEGAL MATTERS....................................................................14

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS..............................14

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............15

ITEM 6.    SELECTED FINANCIAL DATA..........................................................16

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS....................................................................17

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................21

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................22

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.............................................................22

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................23

ITEM 11.   EXECUTIVE COMPENSATION...........................................................25

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................31

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................32

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.................33

ITEM 1. BUSINESS

ACT Networks, Inc., a Delaware corporation ("ACT" or the "Company"), develops, manufactures and markets multi-service access products that enable the convergence of voice, video and data onto one managed network. Service providers and enterprise customers use the Company's products to build converged networks that are bandwidth efficient, cost-effective and easy to manage. The Company's award-winning NetPerformer product incorporates advanced voice and data compression algorithms, enhanced switching and traffic management capabilities, and state-of-the-art hardware and software integration technologies.

The Company was incorporated in California in May 1987 under the name Advanced Compression Technology, Inc., changed its name to ACT Networks, Inc. in May 1994, and reincorporated in the state of Delaware on May 2, 1995. The Company's executive offices are located at 26707 West Agoura Road, Calabasas, California 91302 and its telephone number at that location is (818) 871-6400.

INDUSTRY BACKGROUND

The communications traffic of many organizations has grown steadily during the past two decades due to increased use of distributed computing, electronic mail, facsimile, electronic transaction processing, corporate-wide voice communications systems and, more recently, the Internet. This evolution has led to the use of wide area networks ("WAN") to provide interoffice information access and communications, which in turn has produced an increasing need for cost-effective, reliable and flexible WAN access solutions.

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

In international markets where the public telecommunication infrastructure is generally less developed, organizations are increasingly relying on satellite transmission ("VSAT") and other wireless media to build private networks to transmit voice, facsimile and data between remote locations.

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

In the early 1990s two highly performant networking technologies emerged to address the need for integrated, cost-effective, flexible WAN solutions: Frame Relay and Asynchronous Transfer Mode ("ATM"). These high-speed packet/cell-based networks provide significantly reduced network delays while still permitting bandwidth capacity to be allocated on demand between any two endpoints on a WAN, thereby improving utilization efficiency and supporting a broader range of communications applications. More recently, "IP" (Internet Protocol) is establishing itself as the WAN transmission protocol of choice among Internet Service Providers ("ISPs") and next generation telephone companies.

The majority of public carriers and service providers in the United States and around the world have deployed Frame Relay and/or ATM networks to provide high-speed public services supporting voice and data traffic. They are now implementing, or planning to implement, IP-based services, such as Virtual Private Networking ("VPN") to complement their Internet offerings. Enterprises are using Frame Relay, ATM and IP to integrate voice, data and facsimile traffic over public and private WANs and are realizing greater efficiencies at an inherently lower operating cost. Service providers rely on WAN access products to bring traffic onto their networks and to deliver it to its destination, be it another Frame Relay, ATM or IP-based network and the traditional telephone voice network ("PSTN").

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

MARKETS AND APPLICATIONS

The following describes the primary markets and applications for the Company's products:

The Enterprise Market: this market consists of companies that consolidate their voice, data and facsimile applications over a private, or dedicated, wide area network. For example, a large bank in Korea has deployed the Company's integrated Frame Relay access devices to build an integrated private frame relay network connecting approximately 350 sites. This network provides switched voice and facsimile connectivity among these locations and concurrently supports both SNA and LAN data applications. The enterprise market also consists of organizations whose telecommunications requirements do not justify leasing dedicated circuits for the purposes of establishing a private network. These end-users contract with service providers to interconnect their remote offices via public Frame Relay or ATM services, and more recently over IP, to eliminate many of the problems and costs associated with managing and supporting a private network. These customers install the Company's products on their premises to aggregate their voice and data traffic for transmission via the service provider of their choice.

The Service Provider Market: traditionally, telephone companies have provided voice services and value added network service providers have provided data transmission services. As a result of worldwide deregulation and the liberalization of telecommunications policies, many new service providers have emerged to offer competitive voice and data services. These service providers deploy Frame Relay, ATM and/or IP networks to transport and manage voice and data traffic over a network infrastructure that is inherently better suited to transport multimedia traffic than the PSTN. These efficiencies are passed on to the end-user in the form of higher throughput, increased connectivity and lower costs. The Company markets its WAN access products to alternate service providers (such as wholesale long-distance carriers and call-back operators), value added network services providers, competitive local exchange carriers ("CLECs"), incumbent local exchange carriers ("ILECs"), competitive access providers ("CAPs"), Internet Service Providers ("ISPs") and Interexchange Carriers ("IXCs"). These customers deploy the Company's products within their networks to achieve greater levels of traffic aggregation over their transmission circuits, or at the premises of their end-user customers to bring voice and data traffic onto their service networks.

PRODUCTS

The Company is migrating toward two principal product families, NetPerformer and ServiceXchange, which share a common technology foundation but are targeted at different market segments. NetPerformer is a family of multi-service access products targeted at enterprise customers who need to integrate and transport voice, fax, LAN and SNA data over private or public Frame Relay, IP or ATM networks. ServiceXchange addresses the needs of service providers who are especially focused on transporting large volumes of voice traffic cost effectively over Frame Relay or IP backbones. Within each family, both chassis-based and stand-alone configurations will be offered to serve specific customer requirements for price, performance, density and feature set.

The common technology foundation that the two platforms share, the Packet Voice Technology, has been developed or significantly enhanced over the past year, and includes

o Voice Processing: New low-cost, high-density, DSP based voice processors, which helps reduce the cost of the overall solution. The Company supports more than a dozen voice processing algorithms, including, many of the popular standards-based algorithms, as well as several higher-quality proprietary algorithms.

o Signaling: Flexible voice signaling system, which enhances compatibility and commonality with various public switch infrastructures.

o Networking: Key voice routing and gateway functions that improve network resiliency and call completion reliability.

o Integration: Efficient, cell-based protocol and prioritization scheme, known as PowerCell, which helps maintain toll-quality voice transmission, yet ensures the delivery of mission-critical data.

The Company intends to leverage its Packet Voice Technology in future products.

NetPerformer

Designed to integrate voice, fax, SNA and LAN traffic over Frame Relay and emerging IP and ATM-based public network services, NetPerformer addresses the needs for branch, regional and central site internetworking with a low cost of ownership. ACT offers two products that complement the NetPerformer line:
SkyPerformer (formerly SkyFrame) and MS-8000/9000.

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

The Company intends to add additional variants in fiscal 2000 based on ACT's new common technology foundation, which will offer a reduced cost basis, while improving port density and overall system performance.

With NetPerformer enterprise WAN access products, organizations worldwide can build private networks that are:

o Cost Effective: Integrating LAN, SNA, legacy data, voice and fax traffic substantially cuts recurring communications costs;

o Bandwidth Efficient: Fast packet networking and advanced compression capabilities (8:1 voice, 4:1 data) save bandwidth and money;

o Easy to Manage: Integrated traffic is managed via ACT's standards-based GUI network management system, ACTview 2000.

SkyPerformer

In fiscal 1999, ACT implemented its strategy to focus on non-satellite based enterprise applications for its NetPerformer and related products by (i) discontinuing its SkyFrame product line (which was based on its legacy ACTnet product line) and instead adding software-based satellite support (the SkyPerformer) into its NetPerformer line; (ii) divesting its Wireless Network Systems division in Phoenix, Arizona; and (iii) signing an OEM agreement with Gilat Florida, Inc. ("Gilat"), a VSAT satellite solutions provider. The Gilat partnership allows ACT to sell its SkyPerformer software through Gilat without the need to develop satellite modem hardware to deliver VSAT based solutions. Additionally, the Company is able to migrate networks from the legacy ACTnet line to its newer NetPerformer line. SkyPerformer adds a satellite (VSAT) networking dimension to the NetPerformer product line so that, in conjunction with VSAT modem and solutions providers such as Gilat, ACT can offer end-to-end voice, fax and data solutions, under one network management system, regardless of the network topology used: satellite or wireline. SkyPerformer is deployed to interconnect remote branch offices for small to medium size networks in markets where geography, or the lack of wireline infrastructure, necessitate the use of space-based communications facilities.

MS-8000/9000 Frame Relay Switches

ACT has a long-standing OEM partnership with Ascend Communications (now Lucent Technologies ("Lucent") as a result of its acquisition of Ascend) where ACT private-labels Ascend/Lucent frame relay switches. ACT bundles its NetPerformer products with Ascend/Lucent's high-capacity Frame Relay switches to provide performance, redundancy and scalability, allowing ACT's customers to deploy large, cost-effective private networks.

ServiceXchange

ServiceXchange is a product line that forms the foundation of ACT's future service provider offering, and shares the common technology foundation with the NetPerformer family. The ServiceXchange SX-10, which began shipping in June 1999, is a highly-scalable, H.323-compliant, IP telephony gateway. The ServiceXchange is designed for high density, packet telephony, fax and data applications over IP, Frame Relay and the PSTN.

The SX-10, the entry-level system, supports four T1/E1 channels for 96/120 simultaneous calls. Other members of the ServiceXchange family will be introduced at future dates to satisfy various price and density requirements. The timing of the introductions will be largely dependent on a variety of factors including, without limitation, the success of product development and the evolution of the packet telephony market.

ACTview 2000 NMS

ACT has developed ACTview 2000, a fully-featured SNMP network management tool that is optimized for the two strategic product families, yet manages the legacy product lines offered by ACT and installed by its customers in the past. ACT customers have the ability to manage all aspects of their networks, including monitoring voice and data traffic, configuring nodes and expansion cards, downloading new versions of software, and monitoring the health of the network via an intuitive graphical user interface. Based on HP OpenView, operating on a Windows NT or Windows 95/98 workstation, ACTView 2000 can be integrated with other enterprise management applications to support a single, centrally-located enterprise management system.

Legacy Products

ACT enhanced the ACTnet product line, composed of the SDM-JFP, SDM-FP and SDM-DX, with features that improve compatibility with the NetPerformer family, enabling long standing ACTnet customers to migrate to newer platforms. The Company began discontinuing the SDM-T in fiscal 1999, and will continue discontinuing the remaining legacy platforms in fiscal 2000 and migrate customers to the NetPerformer and ServiceXchange platforms.

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

Domestic End-Users                      Alternative Service Providers

      Bonnecker & Leigh                       IDT Telecommunications
      First Chicago Bank                      DynaLink
      Idaho National Guard                    Access Line
      Intelsat                                DeTeSat (Germany)
      National Semiconductor                  Teleglobe
      Pyrodyne                                AT&T Alascom
      South East Frozen Food                  Comsat do Brazil
      Worldex                                 Department of Telecom, India
      Hewlett-Packard                         Entel-Chile
                                              IMPSAT
International End-Users                       Infonet Services Corporation
                                              Philippine Long Distance Company
      American Express, Argentina             Russtel, Russia
      China Tax Authority                     Telefonica de Espana
      Apple Computer, Australia               Telefonica de Peru
      Bank of Brazil                          Teleport Europe, Germany
      Cheietsee, Japan                        Victori
      Duty-Free, Australia
      Industrial Bank of Korea
      Memorex Telex, Australia
      RadioCel/Biper, Mexico
      Samsung, Korea
      Ssangyong, Korea
      TAM, Brazil

SALES AND MARKETING

        The Company markets and sells its enterprise-oriented products primarily through its OEM partners, which include Lucent and FORE Systems Inc. ("FORE"), and through a worldwide network of value-added resellers and systems integrators. Because the WAN access needs of end users vary significantly from market to market, the Company focuses on contracting with local resellers who have the technical capability and the market presence to assist enterprises in developing networking solutions to meet their particular needs. Additionally, the Company leverages the product, service, and support resources of its OEM partners to serve large, multi-national enterprise customers. The Company devotes significant resources to educating its OEM partners and resellers as to the benefits of the Company's products and to training them in the proper installation and support of the Company's products. The Company's salespersons support the Company's OEM partners and resellers in their marketing and sales efforts, as does the marketing organization through a variety of support programs.

        The Company also sells its products directly to service providers and large, multi-national enterprises. The Company believes that these customers can best be served via a direct sales force, and the Company intends to continue to increase the number of sales personnel focused on these customers.

        In addition to Lucent, FORE and Gilat, the Company intends to increase its direct marketing efforts to other major telecommunications product manufacturers who offer a broader line of solutions. These manufacturers may serve as resellers of the Company's products under private label, OEM or other types of strategic relationships.

        The Company's marketing efforts include participating in major telecommunication trade shows, advertising in major trade journals, conducting targeted, vertically-segmented marketing campaigns, publishing newsletters and technical articles, and conducting training and conferences for OEM partners and resellers. The Company also relies heavily on its web site for information distribution, lead generation and qualification, and sales support (via sales and reseller Intranet sites). As of June 30, 1999, the Company's marketing department consisted of 17 full-time employees.

CUSTOMER SUPPORT AND TRAINING

        The Company considers on-going technical support, training, service and repair of its products an integral part of its business. The Company's standard product warranty includes one-year factory hardware repair and a 90-day dead-on-arrival express replacement service. In addition, the Company offers extended out-of-warranty hardware repair and maintenance programs, software upgrades, Internet problem resolution access and a 24-hour priority technical support hot line. Other service programs include network design and analysis, network optimizing and tuning, network staging and on-site installation and troubleshooting. The Company's OEM partners, resellers and certain third party service organizations provide additional customer support.

        The Company offers its resellers a variety of training modules covering product sales, technical matters and new products. The Company also offers similar training programs to end-users. Classes are conducted regularly at the Company's facility in Calabasas, California, and can be scheduled at the customer premises.

PRODUCT DEVELOPMENT

        The Company has spent approximately $8.3 million, $16.3 million and $12.9 million during each of the fiscal years ended June 30, 1997, 1998 and 1999, respectively, on research and development activities. The Company's current product development efforts are directed toward producing a common technology foundation which can be leveraged to rapidly deliver new products in order to meet the changing needs of customers in the enterprise and service provider market segments. In particular, the Company intends to focus on the completion of its NetPerformer line, the development of other products in the NetPerformer family and the development of new capabilities for the ServiceXchange family. The Company's product development efforts focus on the following principles:

        Develop New Products and Technology. The Company continually assesses worldwide market trends with the focus of developing new products designed to meet emerging market demands. In developing new products, the Company attempts to combine its existing technology base (largely its extensive integrated voice and data technology) with new technologies (such as IP and ATM, with a variety of carrier-relevant physical layer interfaces, such as xDSL, on the network side) to provide a broader range of networking solutions to the end-user.

        Improve Existing Technology. The Company has, over time, amassed a set of voice processing technologies and expertise, all captured as part of its Packet Voice Technology ("PVT") suite. As voice processing technology becomes generally available as licensable software or integrated chip sets, the Company seeks to maintain differentiation by optimizing its PVT suite to maintain toll quality, while continuing to reduce the bandwidth requirements and expand industry compatibility and data integration. Additionally, the Company plans to improve voice processing density by making use of newly-available high-power digital signal processing technology.

        Leverage Software-defined Products. With the Company's focus shifting toward two strategic product platforms, NetPerformer and ServiceXchange, which share common software-defined technology components, the Company is able to more rapidly enhance the products to meet emerging market needs. This strategy also allows the Company to reduce hardware design changes and retooling costs, and to accelerate the certification processes for new products.

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

COMPETITION

        The market for the Company's products is highly competitive. The Company competes with a variety of companies offering multi-service access products, which are split into two categories largely by their size. The larger competitors, including such companies as Cisco Systems, Inc. ("Cisco"), Northern Telecom ("Nortel"), Motorola Information Systems Group ("Motorola") and Lucent, offer total solutions (including backbone products, access products, integration and support) for large, multi-national customers.

        Smaller, more specialized competitors, such as Memotec Communications, Inc. ("Memotec") and Nuera Communications ("Nuera"), focus primarily on building private Frame Relay networks for small-to-mid-size companies, or back-hauling telephony traffic over international leased lines.

        The Company plans to compete with its larger competitors by establishing strategic partnerships with one or more of them. For example, the Company entered into an OEM relationship with Lucent in August of 1998. The Company plans to compete directly with the smaller competitors by highlighting product and technology differentiators, and providing expert integration service and support.

        The Company expects substantial additional competition from existing competitors and from a number of other companies which may enter the Company's existing or future markets. Many of the Company's current and potential competitors have substantially greater name recognition and financial, marketing, sales, technical and other resources than the Company, as well as a larger installed customer base. Many of these companies sell directly to end-users, which the Company believes may provide a competitive edge over the Company when marketing either similar products or alternative networking solutions. Consolidations in the industry could enhance the capabilities of the Company's competitors. Furthermore, the Company's OEM partners may in the future develop competitive products and may decide to terminate their relationships with the Company. There can be no assurance that the Company will be able to successfully compete against either current or potential competitors or that competition will not have a material adverse effect on the Company's business, operation results and financial condition.

        The principal competitive factors in the markets for the Company's products are price, quality, product features, performance, reliability, product reputation and customer support. The Company believes it presently competes favorably in all of these areas.

MANUFACTURING

        The Company's manufacturing operations consist primarily of supplier management and quality assurance, as well as, some final assembly and configuration, functional testing, burn in and shipping. The Company has migrated most of its front end manufacturing to contract manufacturers and plans to expand this migration to include the back end operations, including order fulfillment and depot repair. By the end of fiscal 2000, the Company intends for manufacturing operations to consist of supply chain management and quality assurance, with emphasis on ensuring contract manufacturer compliance with quality, cost and shipping schedule requirements. The Company believes that this approach minimizes both inventory and capital expenditures while providing support and capacity flexibility. The Company's facilities renewed their ISO9001 certification in fiscal year 2000.

        The Company currently procures the bulk of its components from outside suppliers, primarily through its contract manufacturers. The Company has generally been able to obtain adequate supplies of all components in a timely manner from existing sources. In order to minimize the risk of supply interruption, the Company maintains quantities of selected parts and has arrangements with various suppliers to maintain shelf stock to support its near-term requirements. Some of these arrangements with alternative suppliers and subcontractors obligate the Company to purchase the suppliers' shelf stock.

        The Company resells Frame Relay switches purchased from Lucent. Although the Company believes similar products can be purchased from other sources, the process of qualifying replacement suppliers, generating the supporting documentation, performing system level integration, obtaining standards-compliant approval for its products, and retraining sales and marketing channels would take a significant amount of time and expense. The Company's ability to offer an integrated, cost effective networking solution is based, in part, on its ability to sell such products as part of its present line. The Company's inability to source these products at satisfactory quality and quantity levels and with the appropriate lead time would adversely affect the Company's business and operations.

        Certain components used in the Company's products are available only from single sources. These include digital signal processors, microprocessors, programmable gate array devices, power supplies and passive components. Although the Company generally buys components under purchase orders and does not have long-term agreements with its suppliers, it expects its suppliers, most of whom are large companies such as Texas Instruments and Motorola, to be able to continue to satisfy its requirements. Although the Company believes that alternative sources are available, if the Company's ability to obtain these components were impaired or interrupted for any reason, there could be a substantial disruption in the supply of the Company's products, which could adversely affect the Company's business operating results and financial condition.

GOVERNMENTAL REGULATION

        The Company's products are subject to regulations promulgated by the Federal Communications Commission ("FCC") regarding emission of electromagnetic energy, which may interfere with other equipment. All of the Company's current products have been tested and comply with the relevant FCC regulations and with all required Underwriters Laboratories safety specifications.

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

        Certain technology licensed from third parties is incorporated in the Company's products. For example, the Company licenses certain of its voice compression algorithms, the right to commercialize its SkyPerformer products, components of its network management system software and other software and technology embedded in the hardware incorporated into the Company's products pursuant to nonexclusive license agreements. The failure of the Company to retain such licenses or obtain new licenses as improvements in such technology are developed and new technology is introduced could adversely affect the Company's business and results of operations.

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

EMPLOYEES

        As of August 31, 1999, the Company employed 230 full-time persons, including 39 in operations, 65 in sales and marketing, 16 in customer service, 81 in engineering and 29 in finance and administration. The Company also employs a small number of temporary and contract employees. None of the Company's employees is represented by a labor union. The Company is not a party to any collective bargaining agreement or other similar agreement. The Company has experienced no work stoppages to date. The Company believes that its relationship with its employees is good.

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

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company has experienced and may in the future experience significant fluctuations in net sales and operating results as a result of a number of factors including, without limitation, the volume and timing of orders from, and shipments to, major customers, particularly Lucent; market acceptance of the Company's products; the Company's ability to support its current and new products; the ability of the Company's customers, particularly international customers, to obtain financing for the purchase of the Company's products; economic issues in international markets; changes in the Company's strategies; changes in pricing policies or price reductions by the Company or its competitors; variations in the Company's sales channels or the mix of product sales; the Company's ability to expand and implement its sales and marketing programs; the timing of new product announcements and product introductions by the Company or its competitors; product obsolescence resulting from new product introductions or changes in customer demand; the availability and cost of supplies; the financial stability of major customers; expenses associated with the acquisition of technologies or businesses; changes in regulatory requirements; intellectual property disputes; the development of public telecommunications infrastructures, particularly in international markets; currency fluctuations; and general economic conditions. While the Company regularly engages in price discounting, significant discounts in a particular quarter could adversely affect the results of operations for such quarter. In addition, significant and continuing discounts due to competition or other factors could adversely affect the Company's business, operating results and financial condition. The Company has generally not experienced seasonality in its net sales, although the Company has from time to time experienced decreased net sales to customers in Europe in the third calendar quarter of each year and has experienced some decreases in net sales in other international markets during certain periods during the year. Due to all of the foregoing factors, in certain quarters the Company's operating results have been, and it is likely that in some future periods the Company's operating results will be, below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock has been and in the future could be materially adversely affected. For example, on several occasions over the last few years, the Company's net sales decreased when compared to the preceding quarter and, as a result, the Company's results of operations and, in certain instances, the price of the Company's Common Stock were adversely affected. Quarterly results are not necessarily indicative of future performance for any particular period, and there can be no assurance that the Company will attain growth in net sales or profitability on a quarterly or annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Company's sales are primarily through OEM partners and resellers and are typically characterized by several large orders and a large number of small orders. The Company's revenue in any period is highly dependent on the sales efforts and success of the Company's OEM partners (including Lucent and FORE) and other resellers, which are not under the Company's control. The Company's resellers typically do not stock a supply of the Company's products and place orders with the Company only after they have received orders from their customers. The Company has limited information as to the sell-through of its products to OEM partners. There is no assurance that even if an OEM partner does purchase products in a quarter, that the partner will sell such products to its customers. Any reduction or delay in sales of the Company's products by its OEM partners could have a material adverse effect on the Company's business, operating results and financial condition. The Company generally realizes a lower gross margin on sales through its OEM partners. Accordingly, if the Company's OEM partners were to account for an increased portion of the Company's net sales, gross margins would decline. In addition, the Company's backlog at the beginning of a quarter is generally insufficient to achieve expected net sales for the quarter. To achieve its revenue objectives, the Company is dependent upon obtaining orders in a quarter for shipment in that quarter. While it is difficult for the Company to accurately forecast the timing and quantity of orders on a quarter to quarter basis, the Company may increase expenses with the expectation of future sales. The failure of the Company to accurately forecast the timing and volume of orders for a quarter would adversely affect the results of operations for such quarter and, potentially, for future periods. Fluctuations in quarterly results may result in significant volatility in the market price of the Company's Common Stock. In addition, sales of networking products fluctuate from time to time based on numerous factors, including capital spending levels and general economic and market conditions. Future declines in networking product sales, as a result of general economic conditions or for any other reason, could have a material adverse effect on the Company's business, operating results and financial condition.

LIMITED HISTORY OF PROFITABILITY; UNCERTAIN FUTURE PROFITABILITY. The Company has incurred losses in recent quarters. There can be no assurance that the Company will be profitable in future periods. In the past, the Company has expanded its level of operations, resulting in increased fixed costs and operating expenses, with the expectation of increased sales and gross profits. The Company's operating results and net income were adversely impacted as net sales and gross profits did not increase sufficiently to offset such increased expenses. The Company commenced a restructuring program in July 1998 to decrease expenses. The Company completed its restructuring in its second fiscal quarter of 1999. Since then, the Company has increased its investments in sales and marketing and related infrastructures. If the Company increases its operating expenses, the Company's operating results will be adversely affected if revenue and gross profits do not also increase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SUBSTANTIAL COMPETITION. The market for the Company's products is highly competitive and subject to frequent product introductions with improved price or performance characteristics, significant price reductions, rapid technological change and continued emergence of new industry standards. The Company competes directly domestically and internationally with a variety of companies offering multi-service access products including Cisco, Nortel, Memotec, Motorola, Lucent and other companies. The Company expects substantial additional competition from existing competitors and from a number of other companies which may enter the Company's existing or future markets. Many of the Company's current and potential competitors have substantially greater name recognition and financial, marketing, sales, technical and other resources, as well as a larger installed customer base, than the Company. Many of these companies sell directly to end-users, which the Company believes may provide a competitive edge over the Company when marketing either similar products or alternative networking solutions. In addition, many of these companies offer a more comprehensive networking solutions to their customers than the Company. Consolidations in the industry could enhance the capabilities of the Company's competitors. Furthermore, the Company's OEM partners may in the future develop competitive products and may then decide to terminate their relationships with the Company. There can be no assurance that the Company will be able successfully to compete against either current or potential competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

CUSTOMER CONCENTRATION; DEPENDENCE ON PARTNERS. A small number of customers have historically accounted for a substantial portion of the Company's net sales. During the fiscal years ended June 30, 1997, 1998 and 1999, the Company's five largest customers collectively accounted for 36%, 35% and 44%, respectively, of net sales. In many instances, the Company's major customers in any given period have ordered significantly fewer products in future periods. The Company believes that this has been due, in part, to customers who make large, one-time purchases to set up their communications infrastructure, after which such customers do not require further significant purchases. In addition, the Company believes this may be due to a variety of other factors, including, without limitation, the economic conditions in various countries, particularly those in Asia and South America. Therefore, the Company expects that its major customers will fluctuate from period to period. There can be no assurance that a major customer will not reduce or delay the amount of products ordered from the Company or significantly change the terms upon which the Company and such customer do business. Any such reduction, delay or change could have a material adverse effect on the Company's business.

        The Company's sales and marketing strategy is to focus on developing distribution channels with major communications companies. The Company has entered into reseller agreements with Lucent and FORE and is allocating significant resources to these relationships. The reseller agreements do not require minimum purchases. There is no assurance that Lucent or FORE will become or will continue to be significant customers of the Company. For the fiscal year ended June 30, 1999, sales to Lucent and Impsat accounted for 13% and 10%, respectively, of the Company's revenue. There is no assurance that Lucent or Impsat will continue to purchase the Company's products. Any reduction or delay in sales of the Company's products to significant customers could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, there can be no assurance that the Company will retain its current OEM partners or that it will be able to establish relationships with new partners or replace its current partners. The loss of one or more of the Company's OEM partners could have a material adverse effect on the Company's business, operating results and financial condition. The Company generally realizes a lower gross margin on sales to its OEM partners. Accordingly, if the Company's OEM partners were to account for an increased portion of the Company's revenue, its gross margins would decline.

DEPENDENCE ON CONTRACT MANUFACTURING. The Company's operational strategy is to further rely on outsourcing of its manufacturing. The Company also intends to streamline its manufacturing operations by focusing on a small number of manufacturing contractors. Accordingly, the risks associated with reliance on sole sources are expected to increase. Any interruption or delay by the Company's contract manufacturers could have a material adverse effect upon the Company's business, operating results and financial condition. The Company may experience problems with its contract manufacturers, such as inferior quality, insufficient quantities and late delivery of product. While such problems have not resulted in any material liabilities from the Company to its customers and end-users to date, there can be no assurance that such problems will not generate material liabilities for the Company or adversely impact the Company's relations with customers and end-users in the future.

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

        Inherent in the product development process is a number of risks. The development of new, technologically advanced products and product enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The Company allocates research and development expenditures based on planned product introductions and enhancements; however, actual expenditures may significantly differ from allocated expenditures. There can be no assurance that the Company will successfully identify, develop or introduce new products or product enhancements. Products such as those offered by the Company may contain undetected or unresolved software errors when they are first introduced or as new versions are released. There can be no assurance that, despite extensive testing by the Company, software errors will not be found in new products or upgrades after commencement of commercial shipments, resulting in delay in or loss of market acceptance. Future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect the Company's operating results, particularly on a quarterly basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INTEGRATION OF ACQUISITIONS. The Company has acquired, and may in the future acquire, complementary technologies and businesses. Acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the creation and amortization of goodwill and the incurrence of acquisition related expenses, all of which could adversely affect the Company's results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired businesses; the diversion of management's attention from other business concerns; risks associated with the Company's entering markets in which it has no or limited direct prior experience; and the potential loss of key employees of the acquired company. The Company has engaged in several acquisitions in the past which resulted in increased expenses without a commensurate increase in net sales. These acquisitions have also adversely impacted the Company's results of operations due to in-process research and development expenses, the write down of tangible and intangible assets and other factors. In the event the Company engages in additional acquisitions, no assurances can be given as to the effect thereof on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

INTERNATIONAL SALES, TARIFF AND REGULATORY MATTERS. Sales of the Company's products to customers outside of North America accounted for approximately 75%, 64% and 51% of the Company's net sales for the fiscal years ended June 30, 1997, 1998 and 1999, respectively. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, potentially adverse tax consequences and problems in collecting accounts receivable. A significant number of the Company's products are sold or installed in countries, including several in South America and Asia, where political or economic issues have adversely affected, and may in the future adversely affect, the purchasing decision of customers. The Company believes that recent events in Asia and Latin America have adversely impacted, and will continue to adversely impact, the Company's net sales in these regions in the near term. Although the Company's sales are currently denominated in U.S. dollars, fluctuations in currency exchange rates have in the past caused, and could in the future cause, the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country and potentially leading to an extension of payment terms. Furthermore, future international activity may result in foreign currency denominated sales and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. The financial stability of foreign markets could also affect the Company's international sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

RELIANCE ON THIRD PARTY SUPPLIERS. The Company relies on third party suppliers who supply the components used in the Company's products. The unavailability of certain components from current suppliers, especially custom designed components for the Company, could result in delays in the shipment of the Company's products as well as additional expenses associated with obtaining and qualifying a new supplier. In addition, certain key components used in the Company's products are available only from single sources and the Company does not have long term contracts ensuring the supply of such components. As the Company typically maintains less than 90 days supply of such components, there can be no assurance that components will be available to meet the Company's future requirements at favorable prices, if at all. The Company's inability to obtain components in a timely manner would materially and adversely affect the Company's business and financial condition. In addition, any significant increase in component prices could also adversely affect the Company's results of operations. The Company resells Frame Relay switches purchased from Ascend (now Lucent). Although the Company believes similar products can be purchased from other sources, the process of qualifying replacement suppliers, generating the supporting documentation, performing system level integration, obtaining standards-compliant approval for its products and retraining sales and marketing channels would require a significant amount of time and expense. The Company's ability to offer an integrated, cost effective networking solution is based, in part, on its ability to sell such products as part of its present line. The Company's inability to source these products at satisfactory quality and quantity levels and with the appropriate lead time would adversely affect the Company's business, operating results and financial condition.

RELIANCE ON INDIRECT DISTRIBUTION. The Company markets and sells products domestically and internationally primarily through its OEM partners and resellers, such as distributors, value-added resellers and system integrators. The number of qualified resellers in certain countries is limited. Resellers typically are not effective at selling the Company's products until they have been trained and have successfully completed several sales. The Company's performance depends in part on attracting, retaining and motivating such resellers. Certain of the Company's resellers also act as resellers for competitors of the Company and could devote greater effort and resources to marketing competitive products. The Company's OEM partners and resellers are generally provided discounts and, occasionally, are entitled to special pricing or distribution arrangements, the effect of which is to decrease the Company's gross margins. While the Company has contractual relationships with its OEM partners and many of its resellers, these agreements do not require the OEM partners or resellers to purchase the Company's products and can generally be terminated on short notice. Resellers in many countries have title to the governmental authorizations and certifications necessary to market the Company's products in such country, and there is no assurance that, in the event a reseller ceased marketing the Company's products, the reseller would transfer such authorization or certification to the Company or that the expense and delay associated with obtaining a new authorization or certification would not adversely affect the Company's business and operations in such country. There can be no assurance that the Company's OEM partners or resellers will continue to market the Company's products or devote the resources necessary to provide effective sales and marketing support to the

Company. In addition, the Company is dependent on the continued viability and financial stability of its resellers, many of which are small organizations with limited capital. The loss of any key partner or reseller could adversely affect the Company's business, operating results and financial condition.

DEPENDENCE ON PROPRIETARY TECHNOLOGY. The Company's future success will depend in part on its proprietary technology. In addition, certain technology licensed from third parties is incorporated in the Company's products. In particular, the Company licenses certain of its voice compression algorithms, the right to commercialize its SkyPerformer products, components of its network management system software and other software and technology embedded in the hardware incorporated into the Company's products pursuant to nonexclusive license agreements. The failure of the Company to retain such licenses or obtain new licenses as improvements in such technology are developed and new technology is introduced could adversely affect the Company's business. The Company does not currently hold any patents. The Company relies principally on copyright, trade secret and contract law to protect its proprietary technology. There can be no assurance that such measures are adequate to protect the Company's proprietary technology. The Company has substantial international operations and the laws of foreign countries treat the protection of proprietary rights differently from, and may not protect the Company's proprietary rights to the same extent as do, laws in the United States. Since patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which, if issued as patents, would relate to the Company's products. In addition, the Company has never conducted a comprehensive patent search relating to the technology used in its products. Accordingly, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that such claims will not be successful. The Company could incur substantial costs in defending itself and its customers against any such claims, regardless of the merits of such claims. Parties making such claims may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to sell its products in the United States and abroad, and could result in an award of substantial damages. In the event of a successful claim of infringement, the Company, its customers and end-users may be required to obtain one or more licenses from third parties. The Company has in the past, and may in the future, pay significant sums to obtain licenses from third parties to avoid the costs and uncertainties associated with defending a potential claim. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost or at all. The defense of any lawsuit could result in time consuming and expensive litigation, damages, license fees, royalty payments and restrictions on the Company's ability to sell its products, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

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

        The Company's primary internal information systems currently operate with application software and an operating system represented by the respective suppliers as Year 2000 compliant. Costs incurred by the Company to upgrade to compliant versions of such software have not been material. The Company has performed internal testing of each of its products and expects to continue such testing for developing products. Based on its testing to date, the Company believes that its current products are substantially Year 2000 compliant. The Company has not had, and has no present intention to have, its products tested by an independent lab. The Company does not expect that the costs to continue the testing program related to the Year 2000 will have a material impact on operations or financial results. However, the inability of any of the Company's products to process year 2000 data accurately could result in increased costs and liabilities which could have a material adverse effect upon the Company's operations and financial condition. The Company believes that there are two predominant sources of third party risk for the Company with respect to the Year 2000 issue. The Company depends on turnkey manufacturers of components for its manufacturing process and disruption of operations at such a supplier, whether due to Year 2000 non-compliance or not, could negatively impact the Company's shipment schedule and operations. In the event that the systems of significant suppliers are not converted or modified in a timely manner to make the Year 2000 compliant, there could be material adverse effect on the Company's business and financial results. The Company also has a number of large customers which include end-users, resellers and the Company's OEM partners. The Company's top five customers generated 44% of net sales in the fiscal year ended June 30, 1999. Year 2000 non-compliance at such customers' sites could negatively impact sales to such customers by disrupting the networks of such customers or their customers, in the case of resellers. The Company has surveyed specific major suppliers to assess the potential impact, if any, of Year 2000 non-compliance on the part of such suppliers. None of the vendors responding indicate any expected difficulty in carrying on their business with the Company due to the Year 2000 issue. The Company has not conducted a comprehensive survey of major customers to assess the potential impact, if any, of Year 2000 non-compliance. Any failure of the Company's suppliers and customers to resolve their Year 2000 problems in a timely manner could result in a material disruption of the Company's business. Any such disruption could have a material adverse effect upon the business and financial results of the Company. In the event that the Company's internal system or systems of significant outside vendors are not converted or modified in a timely manner to make them Year 2000 compliant, there could be a material adverse effect upon the business and financial results of the Company. The Company does not have a contingency plan in place to address such an event and does not presently intend to create one.

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company anticipates that available cash and cash flow from operations will be adequate to satisfy its capital requirements through at least the next 12 months. The Company's future capital requirements will depend on many factors including, but not limited to, the cost of acquisitions of businesses, products and technologies, the levels at which the Company maintains inventory, the market acceptance of the Company's products, the levels of promotion and advertising required to launch such products and attain a competitive position in the marketplace, and the extent to which the Company invests in new technology and improvements to its existing technology. To the extent that existing resources and future earnings are insufficient to fund the Company's activities, the Company may need to raise additional funds through public or private financing including equity financing. If additional funds are raised through the issuance of equity securities, the percentage ownership of then current stockholders of the Company will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders. The Company's lack of authorized Preferred Stock could hinder the Company's ability to obtain financing. If adequate funds are not available, the Company may be required to delay, scale back or eliminate some or all of its research and development, to curtail its operations significantly or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies or potential markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

ITEM 2. PROPERTIES.

        The Company's principal administrative, engineering and manufacturing facilities are located in one 58,979 square foot leased facility in Calabasas, California, under a lease that expires on June 30, 2006. The base rent is currently approximately $81,400 a month. In addition to the base rent, the Company pays its share of the operating expenses, property tax, and insurance premiums on the building. The Company also leases 15,000 square feet of space in Montreal, Canada and 14,000 square feet in Manassas, Virginia. ACT maintains small sales support offices in the United Kingdom, Australia, Mexico, Singapore and in the State of Texas. The Company believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed.

ITEM 3. LEGAL MATTERS.

     The Company has no material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     No matters were submitted to a vote of security-holders during the quarter ended June 30, 1999.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

     The following table sets forth, for the fiscal periods indicated, the range of high and low closing sale prices of the Common Stock as quoted on The Nasdaq Stock Market.


FISCAL YEAR                                      HIGH           LOW
-----------                                      ----           ---

2000

  1st Quarter (through September 15, 1999)     $18 1/4       $8 9/16

FISCAL YEAR                                      HIGH          LOW
-----------                                      ----          ---

1999

  4th Quarter                                    23 7/8        14 7/16
  3rd Quarter                                    19 1/4        11 1/8
  2nd Quarter                                    14             6 1/16
  1st Quarter                                     9 3/16        4 15/16

FISCAL YEAR                                      HIGH          LOW
-----------                                      ----          ---

1998

  4th Quarter                                    15             8 3/4
  3rd Quarter                                    13             7 7/8
  2nd Quarter                                    12 3/4         7
  1st Quarter                                    15 7/8        11 11/16

As of September 15, 1999, there were approximately 65 record holders of the Company's Common Stock. On September 15, 1999, the last reported sale price of the Common Stock on the Nasdaq National Market was $8.88 per share.

DIVIDEND POLICY

        The Company has never paid cash dividends on shares of its capital stock. The Company currently intends to retain any future earnings for use in its business and does not anticipate paying any cash dividends in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA.

        The following selected financial data with respect to the Company's statements of operations for each of the five fiscal years ended June 30, 1995, 1996, 1997, 1998 and 1999 and the balance sheet data at June 30, 1995, 1996, 1997, 1998 and 1999 are derived from the audited financial statements of the Company. The financial statements and the related report of independent auditors for the fiscal years ended June 30, 1995 and 1996 are not included in this Report. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Financial Statements of the Company and the related notes thereto included elsewhere in this Report.

                                                                  FISCAL YEAR ENDED JUNE 30,
                                           --------------------------------------------------------------------------
                                                1995           1996            1997            1998            1999
                                                ----           ----            ----            ----            ----
                                                            (in thousands, except per share data)
Statement of Operations Data:

  Net sales                                   $ 20,566       $ 28,404        $ 49,173        $ 54,964        $ 54,322
  Cost of goods sold                             9,244         13,998          21,431          29,900          24,412
                                           --------------------------------------------------------------------------
    Gross profit                                11,322         14,406          27,742          25,064          29,910
Operating expenses:
    Research and development                     3,586          5,027           8,344          16,349          12,887
    Sales and marketing                          4,785          7,174          11,115          15,984          13,961
    General and administrative                   1,736          3,257           5,291           8,935           7,925
    In-process research and development             --          5,600           3,416           6,750              --
    Impairment and restructuring                    --             --              --           3,393             607
                                           --------------------------------------------------------------------------
                                                10,107         21,058          28,166          51,411          35,380
                                           --------------------------------------------------------------------------
  Income (loss) from operations                  1,215         (6,652)           (424)        (26,347)         (5,470)
  Gain on sale of investment                        --             --              --           4,704             120
  Net interest income and other income
  (expense)                                         69          1,220           3,327           2,419           2,260
                                           --------------------------------------------------------------------------
  Income (loss) before income taxes              1,284         (5,432)          2,903         (19,224)         (3,090)
  Provision for income taxes                        22            295           1,420             157              36
                                           --------------------------------------------------------------------------
  Net income (loss)                           $  1,262       $ (5,727)       $  1,483        $(19,381)       $ (3,126)
                                           ==========================================================================
Earnings (loss) per share
   Basic                                      $   0.72       $  (0.78)       $   0.16        $  (2.11)       $  (0.32)
   Diluted                                    $   0.24       $  (0.78)       $   0.15        $  (2.11)       $  (0.32)

   Shares used in per share calculations
   Basic                                         1,753          7,308           9,184           9,170           9,644
   Diluted                                       5,211          7,308           9,973           9,170           9,644


                                                                           AS OF JUNE 30,
                                           --------------------------------------------------------------------------
                                                 1995          1996            1997            1998            1999
                                                 ----          ----            ----            ----            ----
                                                                          (in thousands)

Balance Sheet Data:

  Working capital                             $ 38,235       $ 84,747        $ 81,982        $ 66,145        $ 71,245
  Total assets                                  42,847         93,851         100,696          80,838          85,641
  Total long-term debt, excluding
  current maturities                                 -            147               -               -               -
  Accumulated deficit                           (2,304)        (8,036)         (6,652)        (25,933)        (29,059)
  Total stockholders' equity  (1)               40,316         90,140          93,538          72,517          76,919

___________

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

GENERAL

        ACT develops, manufactures and markets multi-service access products that enable the convergence of voice, video and data onto one managed network. Service providers and enterprise customers use the Company's products to build converged networks that are bandwidth efficient, cost-effective and easy to manage. The Company's award-winning NetPerformer product incorporates advanced voice and data compression algorithms, enhanced switching and traffic management capabilities, and state-of-the-art hardware and software integration technologies.

        The Company is migrating toward two principal product families, NetPerformer and ServiceXchange, which share a common technology foundation but are targeted at different market segments. NetPerformer is a family of multi-service access products targeted at enterprise customers who need to integrate and transport voice, fax, LAN and SNA data over private or public Frame Relay, IP or ATM networks. ServiceXchange addresses the needs of service providers who are especially focused on transporting large volumes of voice traffic cost effectively over Frame Relay or IP backbones. Within each family, both chassis-based and stand-alone configurations will be offered to serve specific customer requirements for price, performance, density and feature set.

        The Company's future results will be dependent upon a variety of factors including, without limitation, the Company's ability to develop and release new products in a timely manner and within anticipated budgets. While the Company anticipates the release of new products in fiscal 2000, there can be no assurance that such products will be released when anticipated or that such products will achieve market acceptance.

        The Company anticipates that, in general, the average sales price for its products will decrease over time due to competition and other factors. The Company is currently focusing on developing existing and new OEM or similar relationships with third parties, which may result in significant pricing discounts and lower gross margins. In addition, the Company has from time to time introduced new products, which are less expensive alternatives to the Company's older products. In such instances, the Company must sell more units to maintain the same level of aggregate net sales. Price erosion of existing products, significant discounting and the Company's introduction of less expensive networking alternatives could adversely affect the Company's margins and results of operations.

        Sales to customers outside of North America accounted for approximately 51%, 64% and 75% of the Company's net sales for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, problems and delays in collecting accounts receivable and economic downturns in foreign markets. A significant number of the Company's products are sold or installed in countries, including several in South America and Asia, where political or economic issues have adversely affected, and may in the future adversely affect, the purchasing decision of the customer. In addition, fluctuations in currency exchange rates have caused, and may in the future cause, the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

        A small number of customers have historically accounted for a substantial portion of the Company's net sales. During the fiscal years ended June 30, 1999, 1998 and 1997, the Company's five largest customers collectively accounted for 44%, 35% and 36%, respectively, of net sales. Sales to Lucent and Impsat accounted for 13% and 10%, respectively, of the Company's revenue in 1999. Any reduction, delay or change in orders from significant customers could have a material adverse effect on the Company's business.

ACQUISITIONS

        In December 1996, the Company acquired all the outstanding shares of DeltaComm Corporation, a developer of bandwidth efficient modems with expertise in the satellite communications industry. In March 1997, the Company acquired the DynaStar family of products from Dynatech Communications, Inc. The DynaStar product line is a family of compact, flexible, integrated multi-service access switch connectivity products that support extensive multiprotocol WAN connections including TCP/IP, PPP, Frame Relay, X.25 and ATM. In August 1997, the Company acquired out of bankruptcy certain assets of Sourcecom, Inc., a developer of high performance broadband access devices. In connection with these acquisitions, the Company expensed a portion of the purchase prices as in-process research and development. The products and technologies acquired in the Dynatech Communications, Inc. and DeltaComm Corporation acquisitions are being either de-emphasized or discontinued.


RESTRUCTURING PROGRAM

        In July 1998, the Company announced a major restructuring program designed to streamline operations and focus on key markets. As part of the restructuring program, the Company concentrated its resources on the NetPerformer and ServiceXchange product lines. The Company significantly reduced its workforce, eliminating its business unit matrix structure in favor of a functional organization and de-emphasizing engineering, sales and marketing efforts for non-strategic products. As the Company does not intend to actively promote many of its former products which have, historically, accounted for a majority of the Company's net sales, the Company's net sales may be adversely impacted in the near term. The Company has in the past, and may in the future, encounter decreased sales as a result of product transitions.

        Included in the Company's June 30, 1999 net loss were certain restructuring charges of $0.6 million related to employee terminations. Included in the Company's June 30, 1998 net loss were certain restructuring and impairment charges of $3.4 million as a result of the Company's evaluation and write-down of certain assets, principally the tangible and intangible assets established in the DeltaComm, DynaStar, and Sourcecom acquisitions. In addition, the Company recorded charges to cost of goods sold of $3.7 million to write-down the carrying value of inventory due to the restructuring and related de-emphasis or discontinuation of certain product lines and other factors.

        The impairment write-downs, excluding inventory write-downs, reflected in the statement of operations for the year ended June 30, 1998 consist of the following non-cash charges (in thousands):

        Asset Impaired                                                      Amount
        ------------------------------------------------------           -----------
        Property, plant and equipment                                    $       682
        Developed technology and other acquisition intangibles                 2,444
        Other intangible assets                                                  267
                                                                         ===========
                                                                         $     3,393
                                                                         ===========


RESULTS OF OPERATIONS

        The following table sets forth, for the years indicated, the percentage of net sales represented by each item in the Company's statement of operations.

                                                             Fiscal Years Ended June 30,
                                                      --------------------------------------
                                                        1999           1998           1997
                                                      --------       --------       --------
Net sales                                                100.0%         100.0%         100.0%
Cost of goods sold                                        44.9           54.4           43.6
                                                      --------       --------       --------
Gross profit                                              55.1           45.6           56.4

  Operating expenses:
   Research and development                               23.7           29.6           17.0
   Sales and marketing                                    25.7           29.1           22.6
   General and administrative                             14.6           16.3           10.8
   Impairment and restructuring                            1.1            6.2           --
   Acquired in-process research and development           --             12.3            6.9
                                                      --------       --------       --------
                                                          65.1           93.5           57.3
                                                      --------       --------       --------
Loss from operations                                     (10.0)         (47.9)          (0.9)

Net interest and other income                              4.4           12.9            6.8
                                                      --------       --------       --------
Income (loss) before taxes                                (5.6)         (35.0)           5.9

Provision for income taxes                                 0.1            0.3            2.9
                                                      ========       ========       ========
Net income (loss)                                         (5.7)%        (35.3)%          3.0%
                                                      ========       ========       ========

Net sales

        The Company classifies its sales as either international or domestic. International sales are, in general, shipments to locations outside the United States, regardless of the end-user's or the customer's location. Domestic sales are, in general, shipments to locations within the United States, even if the end-user or customer is located outside the United States. As the Company sells primarily through resellers, the Company does not know with certainty the location of the end-user. The Company believes that a significant portion of sales that it classifies as domestic is shipped to end users outside the United States.

        Net sales for fiscal year 1999 were relatively unchanged in total from fiscal year 1998, with a decline in average selling prices offset by increased sales volume. Higher sales volume in North America and Europe was offset by lower volume in Latin America and the Asia Pacific region.

        Net sales for fiscal year 1998 increased 11.8% from fiscal year 1997, primarily as a result of increased domestic sales of the Company's products and of sales of products from businesses acquired in fiscal 1997 and 1998. Increases in sales to Europe and the Asia Pacific region were offset by decreases in sales to South America. Net sales to the Asia Pacific region decreased substantially, however, during the latter half of fiscal year 1998.

The following tables set forth the percentages of domestic and international sales for the three most recent fiscal years.

                                        Fiscal Year ended June 30,
                                    ----------------------------------
                                     1999          1998          1997
                                    ------        ------        ------

         Domestic Sales              48.6%         36.2%         25.3%
         International Sales         51.4          63.8          74.7
                                    ------        ------        ------
                                    100.0%        100.0%        100.0%
                                    ======        ======        ======


        The Company also classifies its sales by customer. In general, the end users of the Company's products are either enterprise customers, who acquire the Company's products for use in their own networks, or service providers, who use the Company's products to provide telecommunications services to third parties. Service providers include alternate service providers (such as wholesale long distance carriers and call back operators), value added network services providers, CLECs, ILECs, CAPs, ISPs and IXCs.

The following table sets forth the percentages of enterprise and service provider sales for the three most recent fiscal years.

                                       Fiscal Year ended June 30,
                                  ------------------------------------
                                    1999         1998          1997
                                  ---------    ----------    ---------

         Enterprise Sales            58.2%         64.9%        83.8%
         Service Provider Sales      41.8          35.1         16.2
                                  ---------    ----------    ---------
                                    100.0%        100.0%       100.0%
                                  =========    ==========    =========


Gross Profit

        Gross profit represents net sales less the cost of goods sold, which includes costs of materials, manufacturing overhead, direct labor expenses, and contract manufacturing services. Gross profit percentages for fiscal years 1999, 1998 and 1997 were 55.1%, 45.6% and 56.4 % of net sales, respectively. Gross profit in 1999 was positively impacted by the sale of certain inventory that was written down in 1998. The sale of such inventory increased gross profit in 1999 by approximately $1.9 million, or 3.5% of net sales. The lower gross profit for fiscal year 1998 is due primarily to charges totaling $3.7 million to write-down the carrying value of inventory for certain product lines being de-emphasized or discontinued. Without these charges, gross profit for fiscal year 1998 would have been 52.2 % of net sales. Management anticipates continued downward pressure on gross profit as a percentage of sales, particularly as the Company pursues OEM opportunities that typically produce lower gross margins.

Operating Expenses

        Research and development. Research and development expense for fiscal year 1999 decreased approximately 21% compared with fiscal year 1998 due primarily to a reduced headcount in connection with the restructuring program. The development of new products and features involves a number of risks and uncertainties. There can be no assurance that the Company's research and development expenses will not increase either in actual dollars or as a percentage of sales in future periods.

Research and development expense for fiscal year 1998 increased approximately 96% compared with fiscal year 1997. Over one-half of this increase was attributable to the cost of personnel added for the development of new products and enhancement of existing products. The remaining increase related primarily to engineering personnel added as a result of the DynaStar and Sourcecom acquisitions (see Note 2 of Notes to Financial Statements) and to increases in consultant fees, the cost of materials and depreciation expense.

        Sales and marketing. Sales and marketing expense for fiscal year 1999 decreased approximately 13% compared with fiscal year 1998 due primarily to a reduced headcount in connection with the restructuring program.

Sales and marketing expense for fiscal year 1998 increased approximately 44% compared with fiscal year 1997 due primarily to the addition of personnel and increased marketing activities associated with new product lines.

        General and administrative. General and administrative expense for fiscal year 1999 declined approximately 11% compared with fiscal year 1998 due primarily to a reduced headcount in connection with the restructuring program.

General and administrative expense for fiscal year 1998 increased approximately 69% compared with fiscal 1997. The DynaStar and Sourcecom acquisitions contributed significantly to the increase in general and administrative expense without a commensurate increase in sales. Other material components of the increase in general and administrative expense were personnel costs associated with the expansion of the Company's management team, outside services, and bad debt expense of approximately $1.2 million.

        Amortization expense relating to acquisitions was approximately $370,000, $880,000 and $427,000 in the fiscal years ended June 30, 1999, 1998 and 1997, respectively. Amortization expense related to previous acquisitions is expected to be comparable to 1999 for the next four years.

Net Interest and Other Income (Expense)

        Net interest income declined approximately 7% for fiscal year 1999 compared with fiscal year 1998 due to lower yields on investments, partially offset by a slight increase in average invested funds. Net interest income declined approximately 27% for fiscal year 1998 compared with fiscal year 1997 due primarily to the decrease in invested funds resulting from acquisitions in late March 1997 and August 1997 and working capital requirements.

Income Taxes

        The provision for income taxes for the fiscal years 1999 and 1998 relate primarily to the foreign income taxes on the Company's foreign subsidiaries. For those years the difference between the U.S. federal statutory rate and the effective U.S. tax rate is due primarily to operating losses for which no benefit has been recognized in the financial statements. At June 30, 1999, subject to certain limitations, the Company had approximately $19,704,000 and $7,524,000 in federal and state operating loss carryforwards, respectively, and research and development credit carryforwards of approximately $1,835,000 and $1,052,000 for federal and state income tax purposes, respectively. See Note 6 of Notes to Financial Statements.

Inflation

        Although management cannot accurately anticipate the effect of inflation on its operations, to date inflation has not had a material effect on product sales or results of operations.

Foreign currency transactions

        Because of its operations in foreign countries, especially in Canada, the Company faces exposure to changes in foreign currency exchange rates. The Company maintains engineering and other technical operations in its office in Quebec, Canada, which operations are funded from the Unites States. Should the exchange rate between the United States dollar and the Canadian dollar fluctuate, the Company's reported expenses would also fluctuate. For example, based on the total Canadian expenses incurred in 1999, a 10% negative fluctuation in the average exchange rate would have increased the Company's reported expenses by approximately $0.4 million. The Company does not currently, nor does it plan to, engage in any foreign currency hedging activities.

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

        The Company's primary internal information systems currently operate with application software and an operating system represented by the respective suppliers as Year 2000 compliant. Costs incurred by the Company to upgrade to compliant versions of such software have not been material.

        Based on internal testing of its products, to date, the Company believes that its products are substantially Year 2000 compliant. The Company has not, and has no present intention to, have its products tested by an independent lab. The Company does not expect that the costs to continue the testing program related to the Year 2000 will have a material impact on operations or financial results. However, the inability of any of the Company's products to process year 2000 data accurately could result in increased costs and liabilities which could have a material adverse effect upon the Company's operations and financial condition.

        The Company has surveyed specific major suppliers to assess the potential impact, if any, of Year 2000 non-compliance on the part of such suppliers. None of the vendors responding indicate any expected difficulty in carrying on their business with the Company due to the Year 2000 issue. The Company has not conducted a comprehensive survey of its major customers regarding Year 2000 compliance. The Company believes that there are two predominant sources of third party risk for the Company with respect to the Year 2000 issue. The Company depends on turnkey manufacturers of components for its manufacturing process and disruption of operations at such a supplier, whether due to Year 2000 non compliance or not, could negatively impact the Company's shipment schedule. In the event that the systems of significant suppliers are not converted or modified in a timely manner to make them Year 2000 compliant, there could be a material adverse effect on the Company's business and financial results and the Company's OEM partners. The Company has a number of large customers which include end-users, resellers. The Company's top five customers generated 44% of net sales in fiscal 1999. Year 2000 noncompliance at such customers' sites could negatively impact sales to such customers by disrupting the networks of such customers or their customers, in the case of OEM partners and resellers. The Company does not have a contingency plan in place to address such events and does not presently intend to create one.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations primarily from sales of the Company's products and the sale of stock. For fiscal 1999 and 1998, the Company's operating activities used cash of approximately $0.5 million and $8.9 million, respectively. At June 30, 1999, the Company had approximately $71 million in working capital, including $51 million in cash and cash equivalents and short-term investments.

        Capital expenditures relating primarily to the purchase of computer equipment, test equipment, computer software and leasehold improvements amounted to approximately $2.1 million for the fiscal year ended June 30, 1999. The Company currently has no material commitments for capital expenditures. However, the Company anticipates spending between $2 million and $3 million during the next twelve months to acquire test equipment, computer equipment, office furniture, tooling and leasehold improvements.

        The Company believes that available cash, cash equivalents and short-term investments together with internally generated cash flow, will be adequate to satisfy its capital requirements for at least the next twelve months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company maintains investment portfolio holdings consisting primarily of short-term commercial paper. At June 30, 1999, the average maturity of the Company's investments was less than one year. The Company has structured its investment portfolio in such a manner that various securities mature periodically, but not less often than quarterly. The Company believes that the value of the maturing securities will be sufficient to meet any reasonably foreseeable cash requirements that may arise. As a result, the Company believes that it is unlikely that any change in interest rates or other market factors would have a material effect on its financial position, results of operations or cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE.

               Not applicable.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

        The following table sets forth certain information concerning the executive officers and directors of the Company as of August 31, 1999.

    NAME                           AGE     POSITION
    ----                           ---     --------
    Andre de Fusco                 41      President, Chief Executive Officer
                                           and Director
    Martin A. Woll                 49      Chief Financial Officer and Vice
                                           President, Finance
    Alain Gravel                   40      Vice President, Engineering
    Mike T. Zeile                  35      Vice President, Marketing
    Mario Uribe                    51      Vice President,  Sales
    Brig. Gen. Harold R. Johnson   76      Director
    (1)(2)
    William Ambrose (1)(2)         42      Director
    Archibald J. McGill (1)(2)     68      Director
    Frederick W. Gluck             64      Director
___________
(1)     Member of the Compensation Committee.
(2)     Member of the Audit Committee.

        ANDRE DE FUSCO was appointed President and Chief Executive Officer in July 1998. Previously Mr. de Fusco held several positions with the Company, including the position of Vice President and General Manager of the Company's Broadband Network Services subsidiary from August 1997 to June 1998, Vice President, Strategic Planning and Business Development from December 1995 to June 1998 and Vice President of Marketing from December 1994 to December 1995. Mr. de Fusco was employed as Director of International Accounts and Director of Business Development for Northern Telecom from 1991 to 1994 and as Vice President of Marketing and President of MaxCom, a developer of electronic mail systems, from 1984 to 1991. Mr. de Fusco is presently a member of the Board of Directors of Isocor.

        MARTIN A. WOLL has served as Chief Financial Officer and Vice President of Finance since December 1998. Prior to joining the Company, Mr. Woll was a partner with Coopers & Lybrand L.L.C. from 1984 to 1998. Mr. Woll is a certified public accountant.

        ALAIN GRAVEL was appointed Vice President, Engineering in July 1998. From November 1995 to July 1998, Mr. Gravel served as Vice President of Research & Development, Data Products, of the Company's Enterprise Network Systems division. Mr. Gravel served as Vice President of Research & Development of Presticom until the Company acquired Presticom in November 1995. Mr. Gravel was a co-founder of Presticom and was responsible for the development of the NetPerformer product line. He also served on the Board of Directors of Presticom. Mr. Gravel was employed as the Software Development Manager for Memotec from 1988 to 1989 and for Datagram, a developer of statistical multiplexers, from 1984 to 1988.

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

        MARIO URIBE was appointed Vice President, Sales in March 1999. Mr. Uribe held the position of Vice President and General Manager of the U.S. Eastern Region and Israel at Newbridge Networks from 1994 to March 1999 where he was responsible for sales and support of all Newbridge products in the region. Mr. Uribe has also held various management and sales positions at Newbridge, Timeplex Inc. and Xerox Corporation from 1974 to 1994.

        BRIG. GEN. (RETIRED) HAROLD R. JOHNSON has served as a member of the Board of Directors of the Company since 1988. Brig. Gen. Johnson retired as Senior Vice President of Business Development at The Fairchild Corporation, an aerospace and communications company, in 1999 where he had served in various capacities since 1988. From 1980 to 1988, Brig. Gen. Johnson was founder, President and Chief Executive Officer of Telebit Corporation, a manufacturer of telecommunications equipment. Gen. Johnson presently serves as a member of the Board of Directors of several companies, including KLT, Telecoms, ORAMIR Semi Conductor Equipment Corporation, Celtronix, Radio Connect and Accelerated Networks.

        WILLIAM W. AMBROSE has served as a member of the Board of Directors since 1993. Mr. Ambrose is currently an independent consultant for several private companies. Prior to 1998, Mr. Ambrose was the President of Pyramid Research, Inc., a telecommunications market research organization that he founded in 1986. Mr. Ambrose was initially elected as a director of the Company pursuant to a voting agreement entered into in connection with investment in the Company by a subsidiary of a former stockholder. Mr. Ambrose is presently a member of the Board of Directors of CGLA Infrastructure.

        ARCHIBALD J. MCGILL has served as a member of the Board of Directors since 1994. Mr. McGill is the President and Chief Executive Officer of Chardonnay Inc., an investment management company, and has served in such position since 1985. Mr. McGill served as President of Rothschild, Inc., a venture capital investment firm, from 1983 to 1986. Mr. McGill was previously President of the AIS/American Bell division of AT&T and a Vice President of Marketing for International Business Machines. Mr. McGill is presently a member of the Board of Directors of Disc, Inc., Ciber, Inc. and Carlton Corporation.

        FREDERICK W. GLUCK has served as a member of the Board of Directors since March 1997. Mr. Gluck is currently of counsel to McKinsey and Company. Mr. Gluck was Vice Chairman and a director of the Bechtel Group from 1995 through July 1998. Previously, Mr. Gluck was at McKinsey and Company for 27 years and led the firm from 1988 until his retirement in 1995. Mr. Gluck is presently a member of the Board of Directors of Amgen, Columbia HCA, Thinking Tools, Inc. and several other private companies.

        The Board of Directors of the Company is divided into three classes, designated "Class I," "Class II" and "Class III," respectively. Each director serves for a term ending on the date of the third annual meeting of stockholders following the annual meeting at which such director was elected. However, each director in Class I (Mr. de Fusco and Mr. Gluck) serves for a term ending on the date of the annual meeting of stockholders held in 2001; each director in Class II (Mr. Ambrose and Mr. McGill) serves for a term ending on the date of the annual meeting of stockholders held in 2000 and each director in Class III (Brig. Gen. Johnson) serves for a term ending on the date of the annual meeting of stockholders held in 1999.

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

        Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that for the fiscal year ended June 30, 1999, there was compliance with all filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

        The following table sets forth the aggregate compensation earned, by the Chief Executive Officer and each of the four additional most highly compensated executive officers for the fiscal year ended June 30, 1999 (the "Named Executive Officers"), for services rendered in all capacities to the Company for the fiscal years ended June 30, 1997, 1998 and 1999. Except as indicated below, during fiscal years 1997, 1998 and 1999, no Named Executive Officer received other compensation in excess of the lesser of $50,000 or 10% of such individual's base salary and bonus for the applicable fiscal year, nor did any such individual receive any restricted stock award, stock appreciation right or payment under any long term incentive plan for the applicable fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                                   ANNUAL COMPENSATION          COMPENSATION
                                         -----------------------------------  -----------------
                                                                  OTHER ANNUAL    SECURITIES
                                 FISCAL                           COMPENSATION    UNDERLYING
NAME AND PRINCIPAL POSITIONS      YEAR   SALARY($)(1)   BONUS($)(2)    ($)      OPTIONS (#)(10)
-----------------------------     ----   -----------    -----------    ---      ---------------
Andre de Fusco..............      1999     $270,000      19,035                     674,286(5)
    President and CEO             1998      140,000      27,740                      20,000(6)
                                  1997      140,000           -                          --
Martin A. Woll..............      1999       90,000       3,038                      120,000
    CFO and Vice President,       1998           --           -                           -
Finance                           1997           --           -                          --
Alain Gravel................      1999      134,756       9,870     44,600(4)        87,000(7)
    Vice President, Engineering   1998       76,230           -                      45,000(8)
                                  1997       65,782        366
Mike T. Zeile ..............      1999      135,782       9,870                     180,000(9)
    Vice President, Marketing     1998           --           -                          --
                                  1997           --           -
Mario Uribe.................      1999       57,283      12,832(3)                  150,000
    Vice President, Sales         1998           --           -
                                  1997           --           -

----------

(1)     Includes amounts deferred under the Company's 401(k) Plan.

(2) Includes bonuses earned in the indicated year and paid in the subsequent year. Excludes bonuses paid in the indicated year but earned in the preceding year.

(3)     Represents amounts paid in commissions.

(4) Amounts paid by the Company as reimbursement for relocation, immigration and tax planning expenses.

(5)     Mr. de Fusco was granted (i) options for 2,286 shares on August 1, 1995,
        (ii) options for 52,000 shares on September 19, 1995, (iii) options for 20,000 shares on December 3, 1997 and (iv) options for 300,000 shares on July 1, 1998 at exercise prices of $16.50, $13.00, $7.69 and $8.38, respectively. In connection with the Company's cancellation/regrant program on August 3, 1998, all such options were cancelled and regranted with an exercise price of $6.75 per share, the closing price of the Company's Common Stock. Accordingly, the net number of shares for which Mr. de Fusco was granted options during the 1999 fiscal year was 374,286 shares.

(6) As indicated in footnote (5) of this table, these options were originally granted on December 3, 1997 with an exercise price of $7.69 per share and were cancelled and regranted on August 3, 1998 with an exercise price of $6.75 per share, the closing price of the Company's Common Stock.

(7) Mr. Gravel was granted (i) options for 30,000 shares on December 5, 1995 and (ii) options for 15,000 shares on December 3, 1997 at exercise prices of $10.38 and $7.69, respectively. In connection with the Company's cancellation/regrant program on August 3, 1998, his pre-1998 options covering a total of 42,000 shares were cancelled and regranted with an exercise price of $6.75 per share, the closing price of the Company's common stock.

(8) As indicated in footnote (7) of this table, these options were originally granted on December 3, 1997 with an exercise price of $7.69 per share and were cancelled and regranted on August 3, 1998 with an exercise price of $6.75 per share, the closing price of the Company's Common Stock.

(9) Mr. Zeile was granted options for 90,000 shares on July 13, 1998 with an exercise price of $8.75. In connection with the Company's cancellation/regrant program on August 3, 1998, such options were cancelled and regranted with an exercise price of $6.75 per share, the closing price of the Company's common stock. Accordingly, the net number of shares for which Mr. Zeile was granted options during fiscal year 1999 was 90,000 shares.

(10) The options are immediately exercisable (except Mr. Uribe's options, which are installment options) with any unvested shares acquired under such option to be subject to repurchase by the Company, at the exercise price paid per share, upon termination of the optionee's service with the Company prior to vesting in those shares. The shares will vest according to the following schedule ("Standard Vesting Schedule"): twenty-four percent (24%) of the shares vest upon completion of one year following the vesting commencement date and the balance will vest at a rate of two percent (2%) per full month of employment thereafter. Mr. Uribe's options will become exercisable in installments in accordance with the Standard Vesting Schedule.

                              REPRICING OF OPTIONS

        In order to reincentivize the Company's employees, the Board of Directors, upon recommendation of the Compensation Committee, in August 1998 approved an option cancellation/regrant program pursuant to which employees could surrender for cancellation options granted by the Company having exercise prices greater than $6.75 per share and receive in the place of such surrendered options new options having an exercise price of $6.75 per share, the fair market value of the Company's Common Stock on the date of Board approval and date of grant. The new options issued pursuant to this cancellation/regrant program were subject to the same vesting provisions as the surrendered options, except each employee participating in the cancellation/regrant program had to remain in the Company's employ for a period of six (6) months following August 3, 1998 to be entitled to any vesting which may have occurred. The following table sets forth certain information as of June 30, 1999 with respect to the repricing of certain stock options held by the Company's Named Executive Officers since the Company's initial public offering.

                           TEN-YEAR OPTION REPRICINGS

                                                                                                 LENGTH OF
                                   NUMBER OF         MARKET                                       ORIGINAL
                                   SECURITIES       PRICE OF         EXERCISE                   OPTION TERM
                                   UNDERLYING       STOCK AT         PRICE AT        NEW        REMAINING AT
                       DATE OF       OPTIONS        TIME OF          TIME OF      EXERCISE        DATE OF
       NAME          REPRICING(1)   REPRICED(#)    REPRICING($)    REPRICING($)     PRICE ($)    REPRICING
       ----          -----------    -----------    ------------    ------------   -----------    ---------

Andre de Fusco         8/3/98          2,286           6.75           16.50          6.75       7 yrs. 0 mos.
  President and CEO    8/3/98         52,000           6.75           13.00          6.75       7 yrs. 2 mos.
                       8/3/98         20,000           6.75            7.69          6.75       9 yrs. 4 mos.
                       8/3/98        300,000           6.75            8.38          6.75       9 yrs. 11 mos.

Alain Gravel           8/3/98         27,000           6.75           10.38          6.75       7 yrs. 4 mos.
  Vice President,      8/3/98         15,000           6.75            7.69          6.75       9 yrs. 4 mos.
  Engineering

Mike T. Zeile          8/3/98         90,000           6.75            8.75          6.75       9 yrs. 11 mos.
  Vice President,
  Marketing

--------------
(1) The Company implemented an option cancellation/regrant program for directors, executive officers and other employees holding stock options with an exercise price per share in excess of the market price of the Company's Common Stock at the time the cancellation/regrant occurred. The cancellation/regrant was effected on August 3, 1998, and 1,733,278 outstanding options with an exercise price in excess of $ 6.75 per share were cancelled and new options for the same aggregate number of shares were granted with an exercise price of $ 6.75 per share. Andre de Fusco, Frederick W. Gluck (an outside director of the Company), Alain Gravel and Mike T. Zeile received lower priced options for 374,286, 21,000, 42,000 and 90,000 shares, respectively, in cancellation of their higher priced options for the same number of shares.

OPTION GRANTS

        The following table sets forth, for the fiscal year ended June 30, 1999, information concerning the grant of options to purchase shares of Common Stock under the Company's 1995 Plan or 1997 Incentive Plan to the Named Executive Officers. No stock appreciation rights were granted to any of the Named Executive Officers during fiscal year 1999.

                    OPTION GRANTS IN YEAR ENDED JUNE 30, 1999

                                INDIVIDUAL GRANTS
                                -----------------

                                        PERCENT OF                                 POTENTIAL REALIZABLE
                      NUMBER OF           TOTAL                                       VALUE AT ASSUMED
                     SECURITIES          OPTIONS        EXERCISE                   ANNUAL RATES OF STOCK
                     UNDERLYING         GRANTED TO       OF BASE                   PRICE APPRECIATION FOR
                       OPTIONS        EMPLOYEES IN       PRICE        EXPIRATION        OPTION TERM(7)
NAME                GRANTED(#)(1)    FISCAL 1999(5)     ($/SH)(6)        DATE          5%($)      10%($)
----                -------------    --------------     ---------        ----          -----      ------
Andre de Fusco           2,286(2)         0.06%           6.75         8/1/05          9,705      24,594
                        52,000(2)         1.38%           6.75        9/18/05        220,742     559,404
                        20,000(2)         0.53%           6.75        12/3/07         84,901     215,155
                       300,000(2)         7.99%           8.38         7/1/08      1,581,041   4,006,669(8)
                       300,000(2)         7.99%           6.75         7/1/08      1,273,512   3,227,328

Mario Uribe            150,000            3.99%          11.13        2/23/09      1,049,940   2,660,753


Martin A. Woll         120,000            3.20%          12.95       12/28/08        977,302   2,476,676

Mike T. Zeile           90,000(3)         2.40%           8.75        7/13/08        495,255   1,255,072(8)
                        90,000(3)         2.40%           6.75        7/13/08        382,053     968,199

Alain Gravel            27,000(4)         0.72%           6.75        12/4/05        114,616     290,460
                        15,000(4)         0.40%           6.75        12/3/07         63,676     161,366
                        45,000            1.20%           5.38        9/10/08        152,255     385,845

--------------

(1) The options granted to the Named Executive Officers have a maximum term of 10 years measured from the option grant or, for any option granted in cancellation of a higher-priced option, measured from the original grant date of the cancelled higher-priced option, subject to earlier termination in the event of the optionee's cessation of service with the Company. The options are immediately exercisable (except for Mr. Uribe's options, which are installment options) with any unvested shares acquired under such option to be subject to repurchase by the Company, at the exercise price paid per share, upon termination of the optionee's service with the Company prior to vesting in those shares. The shares will vest according to the following schedule ("Standard Vesting Schedule"): twenty-four percent (24%) of the shares vest upon completion of one year following the vesting commencement date and the balance will vest at a rate of two percent (2%) per full month of employment thereafter. Mr. Uribe's options will become exercisable in installments in accordance with the Standard Vesting Schedule. All of the option shares will immediately vest in the event the Company is acquired by a merger or asset sale, unless the options are assumed by the acquiring entity.

(2)     Mr. de Fusco was granted (i) options for 2,286 shares on August 1, 1995,
        (ii) options for 52,000 shares on September 19, 1995, (iii) options for 20,000 shares on December 3, 1997 and (iv) options for 300,000 shares on July 1, 1998 at exercise prices of $16.50, $13.00, $7.69 and $8.38, respectively. In connection with the Company's cancellation/regrant program on August 3, 1998, all such options were cancelled and regranted with an exercise price of $6.75 per share, the closing price of the Company's Common Stock. Accordingly, the net number of shares for which Mr. de Fusco was granted options during the 1999 fiscal year was 374,286 shares.

(3) Mr. Zeile was granted options for 90,000 shares on July 13, 1998 with at an exercise price of $8.75. In connection with the Company's cancellation/regrant program on August 3, 1998, such options were cancelled and regranted with an exercise price of $6.75 per share, the closing price of the Company's Common Stock. Accordingly, the net number of shares for which Mr. Zeile was granted options during fiscal year 1999 was 90,000 shares.

(4) Mr. Gravel was granted (i) options for 30,000 shares on December 5, 1995 and (ii) options for 15,000 shares on December 3, 1997 and (iii) options for 45,000 shares on September 10, 1998 at exercise prices of $10.38 and $7.69 and $5.38, respectively. In connection with the Company's cancellation/regrant program on August 3, 1998, his pre-1998 options covering a total of 42,000 shares were cancelled and regranted with an exercise price of $6.75 per share, the closing price of the Company's Common Stock.

(5) The Company granted new stock options for 2,021,858 shares and options for 1,733,278 shares were cancelled and regranted in connection with the cancellation/regrant program, for a total of 3,755,136 stock option grants in fiscal 1999. The percentages in the table above are based on 3,755,136 stock options granted in fiscal 1999.

(6) The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date or pursuant to a cashless exercise procedure. The Company may also finance the option exercise in loaning the optionee sufficient funds to pay the exercise price for the purchased shares.

(7) There is no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock does in fact appreciate over the option term, no value will be realized from the option grants.

(8) This option was cancelled in connection with the August 3, 1998 cancellation/regrant program and is no longer outstanding.

OPTION EXERCISES AND HOLDINGS

        No Named Executive Officers exercised options during the fiscal year ended June 30, 1999 and no stock appreciation rights were exercised during fiscal year 1999 or outstanding as of June 30, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Board of Directors has a Compensation Committee, which administers the Company's stock option plans. The members of the Compensation Committee are Mr. William Ambrose, Brig. Gen. (ret.) Harold R. Johnson and Mr. Archibald J. McGill. None of these individuals were at any time during the fiscal year ended June 30, 1999 an officer or employee of the Company.

        The Board of Directors has an Audit Committee which supervises and makes recommendations and decisions with respect to the periodic audits of the Company's financial results. The members of the Audit Committee are Mr. Archibald J. McGill, Mr. William Ambrose and Brig. Gen. (ret.) Harold R. Johnson.

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

        During the 1999 fiscal year, non-employee directors were eligible to receive option grants under the Automatic Option Grant Program in effect under the Company's 1997 Stock Incentive Plan. Accordingly, at the 1998 Annual Stockholders Meeting held on November 30, 1998, each of the following non-employee directors received an option grant under the Automatic Option Grant Program for 7,000 shares of Common Stock with an exercise price of $10.25 per share: Messrs. Ambrose, McGill, Gluck and Brig. Gen. (ret.) Johnson. In addition, on October 19, 1998, the above named directors also received an option grant under the Discretionary Option Grant Program under the Company's 1997 Stock Incentive Plan for 3,000 shares with an exercise price of $7.56 per share. The exercise price in effect for each option is equal to the fair market value per share of Common Stock on the grant date. Each option has a maximum term of ten (10) years measured from the grant date, subject to earlier termination following the optionee's cessation of Board service. Each option is immediately exercisable for all of the option shares; however, any shares purchased under the option will be subject to repurchase by the Company, at the option exercise price paid per share, upon the optionee's cessation of Board service prior to vesting in those shares. The shares subject to each 7,000 and 3,000 share grant will vest on the day immediately preceding the date of the 1999 Annual Meeting, provided the optionee continues in Board service through that date.

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

        The Company's Certificate of Incorporation provides that, pursuant to Delaware Law, its directors shall not be liable for monetary damages for breach of the directors' fiduciary duty of care to the Company and its stockholders. This provision in the Certificate of Incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware Law. In addition, each director will continue to be subject to liability for breach of the director's duty of loyalty to the Company or its stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision also does not affect a director's responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of August 31, 1999 by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers and (iv) all directors and executive officers of the Company as a group:

DIRECTORS, FIVE PERCENT STOCKHOLDERS, NAMED EXECUTIVE              SHARES BENEFICIALLY
OFFICERS AND DIRECTORS AND OFFICERS AS A GROUP                          OWNED (1)
--------------------------------------------------------      ------------------------------
                                                                     NUMBER      PERCENT
                                                                    ---------    -------
Gilder Gagnon Howe & Co. LLC (2)(3).....................            1,104,275     10.8%
        1775 Broadway, 26th Floor, New York, NY  10019

Paul Tudor Jones, II (2)(4).............................              729,400      7.1
        600 Steamboat Road, Greenwich, CT  06830

Dimensional Fund Advisors Inc. (2)(5)...................              579,600      5.7
        1299 Ocean Avenue, 11th Floor, Santa Monica,
        CA 90401

Andre de Fusco (6)......................................              407,504      4.0
Martin A. Woll (7)......................................              120,736      1.2
Alain Gravel (8)........................................               76,321       *
Mario Uribe (9).........................................               20,000       *
Mike T. Zeile (10)......................................               91,792       *
Brig. Gen. H. R. Johnson (11)...........................               17,000       *
William W. Ambrose (12).................................               59,155       *
Archibald J. McGill (13)................................               66,857       *
Frederick W. Gluck (14).................................               92,000       *
All directors and executive officers as a
  group (9 persons) (15)(16)...........................                951,365     9.3%


-----------

 *      Less than 1%.

(1) Unless otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable and except as indicated in the other footnotes to this table. Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after August 31, 1999 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person..

(2) Based upon information obtained from Forms 13G supplied to the Company by Gilder as of June 30, 1999, Dimensional as of February 11, 1999 and Tudor as of July 29, 1999.

(3) Gilder Gagnon Howe & Co. LLC have shared dispositive power over the shares.

(4) Paul Tudor Jones, II refers to the following persons with shared voting and dispositive power: The shares of Common Stock reported herein as beneficially owned are owned directly by Tudor BVI (182,500 shares), TPT (41,800 shares), Raptor L.P. (83,000 shares), Raptor Ltd. (382,200 shares) and Upper Mill (39,900 shares). Because TIC is the sole general partner of Raptor L.P. and provides investment advisory services to Raptor Ltd., Raptor L.P., Tudor BVI and Upper Mill, TIC may be deemed to beneficially own the shares of Common Stock owned by each of such Reporting Persons. TIC expressly disclaims such beneficial ownership. In addition, because Mr. Jones is the controlling shareholder of TIC and the indirect controlling equity holder of TPT, Mr. Jones may be deemed to beneficially own the shares of Common Stock deemed beneficially owned by TIC and TPT. Mr. Jones expressly disclaims such beneficial ownership.

(5) Dimensional Fund Advisors Inc.("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts. (These investment companies and investment vehicles are the "Portfolios"). In its role as investment advisor and investment manager, Dimensional possesses both voting and investment power over the securities of the Issuer described in this schedule that are owned by the Portfolios. All securities reported in this schedule are owned by the Portfolios, and Dimensional disclaims beneficial ownership of such securities.

(6) Includes 401,000 shares issuable upon exercise of immediately exercisable options, of which 178,760 shares will be vested within 60 days from August 31, 1999.

(7) Includes 120,000 shares issuable upon exercise of immediately exercisable options, of which no shares will be vested within 60 days from August 31, 1999.

(8) Includes 76,200 shares issuable upon exercise of immediately exercisable options, of which 42,900 shares will be vested within 60 days from August 31, 1999.

(9) Mr. Uribe owns 20,000 shares which were acquired by him prior to his employment with the Company. No shares will be vested within 60 days from August 31, 1999.

(10) Includes 90,000 shares issuable upon exercise of immediately exercisable options, of which 27,000 shares will be vested within 60 days from August 31, 1999.

(11) Includes 17,000 shares issuable upon exercise of immediately exercisable options, of which 10,000 shares will be vested within 60 days from August 31, 1999.

(12) Includes 25,155 shares beneficially owned by Stone Silo Investments. Mr. Ambrose, as sole owner of Stone Silo Investments, may be deemed to have beneficial ownership of these shares. Also includes 34,000 shares issuable upon exercise of immediately exercisable options, of which 27,000 shares will be vested within 60 days from August 31, 1999.

(13) Includes 66,857 shares issuable upon exercise of immediately exercisable options, of which 59,857 shares will be vested within 60 days from August 31, 1999.

(14) Includes 92,000 shares issuable upon exercise of immediately exercisable options of which 46,840 shares will be vested within 60 days from August 31, 1999.

(15) Includes 25,155 shares owned by Stone Silo Investments and 20,000 owned by Mr. Uribe. Also includes an aggregate of 897,057 shares issuable to the Company's directors and executive officers upon the exercise of immediately exercisable options held by such directors and executive officers of which 392,357 shares will be vested within 60 days from August 31, 1999.

(16) The business address for the Company's directors and executive officers is as follows: c/o ACT Networks, Inc., 26707 West Agoura Road, Calabasas, California 91302.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a)(1) FINANCIAL STATEMENTS:

               The Company's financial statements appear in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                                                      Page
                                                                                      ----
        Report of Ernst & Young LLP, Independent Auditors                              F-1
        Consolidated Balance Sheets as of June 30, 1999 and 1998                       F-2
        Consolidated Statements of Operations for the years ended
          June 30, 1999, 1998 and 1997                                                 F-4
        Consolidated Statements of Stockholders' Equity for the years
          ended June 30, 1999, 1998 and 1997                                           F-5
        Consolidated Statements of Cash Flows for the years ended
          June 30, 1999, 1998 and 1997                                                 F-6
        Notes to Consolidated Financial Statements                                     F-8

        (2) FINANCIAL STATEMENT SCHEDULES:

              The financial statement schedules of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the financial statements or notes thereto.

                                                                                      PAGE
                                                                                      ----
        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                               S-2

        (3) EXHIBITS:
EXHIBIT
  NO.

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

10.1 Master Lease Agreement dated January 11, 1994 by and between the Company and Leasetec Corporation, as amended and supplemented. Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.2    Form of Indemnification Agreement. Incorporated by reference to Exhibit
        10.6 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.3    1987 Stock Option Plan (the "1987 Plan"). Incorporated by reference to
        Exhibit 10.7 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.4 Form of Amended Notice of Grant of Stock Option with respect to holders of installment incentive stock options granted under the 1987 Plan. Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.5 Form of 1987 Installment Incentive Stock Option Agreement, Immediately Exercisable Stock Option Agreement and Immediately Exercisable Non-Qualified Stock Option Agreement generally used in connection with the 1987 Plan. Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.6 Form of 1987 Stock Purchase Agreement generally used in connection with the 1987 Plan. Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

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

10.13 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"). Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.14 Form of Stock Option Agreement generally used in connection with the Discretionary Option Grant Program of the 1995 Plan. Incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.15 Form of Addendum to Stock Option Agreement (Limited Stock Appreciation Right). Incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.16 Form of Addendum to Stock Option Agreement (Involuntary Termination Following Change of Control). Incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.17 Form of Addendum to Stock Option Agreement (Special Tax Elections). Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.18   Form of Automatic Stock Option Agreement. Incorporated by reference to
        Exhibit 99.9 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.19 Form of Stock Issuance Agreement generally used in connection with the Discretionary Option Grant Program of the 1995 Plan. Incorporated by reference to Exhibit 99.10 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.20 Form of Addendum to Stock Issuance Agreement (Involuntary Termination Following Change of Control). Incorporated by reference to Exhibit 99.11 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.21 Form of Addendum to Stock Issuance Agreement (Special Tax Elections). Incorporated by reference to Exhibit 99.12 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.22 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.13 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.23 The Share Purchase Agreement By and Among the Company, Canada Inc. and Certain Presticom Stockholders, dated as of November 24, 1995. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated November 30, 1995.

10.24 1997 Non-Executive Officer Stock Option/Stock Issuance Plan as amended July 15, 1997. Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, Registration No. 333-85845.

10.25 Form of Notice of Grant of Stock Option generally used in connection with 1997 Plan. Incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report for the period ended March 31, 1997.

10.26 Form of Stock Option Agreement generally used in connection with 1997 Plan Incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report for the period ended March 31, 1997.

10.27   Form of Addendum to Stock Option Agreement. Incorporated by reference to
        Exhibit 10.31 to the Company's Quarterly Report for the period ended March 31, 1997.

10.28 The Asset Purchase Agreement by and between the Company and Sourcecom, Inc. dated as of July 16, 1997. Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated August 11, 1997.

10.29 1997 Stock Incentive Plan. Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, Registration No. 333-85845.

10.30 Form of Notice of Grant of Stock Option - Installment Option. Incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.31 Form of Stock Option Agreement - Installment Option. Incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.32 Notice of Grant of Stock Option - Immediately Exercisable Option. Incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.33 Stock Option Agreement - Immediately Exercisable Option. Incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.34 Form of Addendum to Stock Option Agreement (Limited Stock Appreciation Rights). Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.35 Form of Addendum to Stock Option Agreement (Involuntary Termination following Change in Control). Incorporated by reference to Exhibit 99.7 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.36 Stock Purchase Agreement. Incorporated by reference to Exhibit 99.8 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.37 Addendum to Stock Purchase Agreement (Involuntary Termination following Change in Control). Incorporated by reference to Exhibit 99.9 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.38   Automatic Notice of Initial Grant. Incorporated by reference to Exhibit
        99.10 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.39   Automatic Notice of Annual Grant. Incorporated by reference to Exhibit
        99.11 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.40   Automatic Stock Option Agreement. Incorporated by reference to Exhibit
        99.12 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.41 Office Lease dated April 15, 1999 by and between the Company and Malibu Canyon Office Partners, LLC.

10.42 Form of Notice of Grant of Stock Option - Option Grant to Mr. Uribe. Incorporated by reference to Exhibit 99.17 to the Company's Registration Statement on Form S-8, Registration No. 33-85845.

10.43 Form of Stock Option Agreement - Option Grant to Mr. Uribe. Incorporated by reference to Exhibit 99.18 to the Company's Registration Statement on Form S-8, Registration No. 333-85845.

21.1    List of Subsidiaries of the Company.

23.2    Consent of Ernst & Young LLP.

24.1    Power of Attorney (included on page 36).

27.1    Financial Data Schedule.

* The Company has received confidential treatment for portions of this document previously filed with the Commission.

        (b) REPORTS ON FORM 8-K:

            No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Calabasas, State of California, on September 19, 1999.

                                       ACT NETWORKS, INC.


                                       BY: /s/ ANDRE DE FUSCO
                                           -------------------------------------
                                           ANDRE DE FUSCO
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                POWER OF ATTORNEY

We, the undersigned officers and directors of ACT Networks, Inc., do hereby constitute and appoint Andre de Fusco and Martin A. Woll, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                 Title                               Date
---------                 -----                               ----


/s/ ANDRE DE FUSCO        President and Chief Executive       September 19, 1999
-----------------------   Officer
 Andre de Fusco


/s/ MARTIN A. WOLL        Vice President, Finance and Chief   September 19, 1999
-----------------------   Financial Officer (principal
 Martin A. Woll           financial officer)


/s/ ROBERT FAULK          Principal Accounting Officer        September 19, 1999
-----------------------
 Robert Faulk


/s/ WILLIAM W. AMBROSE    Director                            September 19, 1999
-----------------------
 William W. Ambrose


/s/ HAROLD R. JOHNSON     Director                            September 19, 1999
-----------------------
 Harold R. Johnson


/s/ ARCHIBALD J. MCGILL   Director                            September 19, 1999
-----------------------
 Archibald J. McGill


/s/ FREDERICK W. GLUCK    Director                            September 19, 1999
-----------------------
 Frederick W. Gluck

                         Report of Independent Auditors

Board of Directors
ACT Networks, Inc.

We have audited the accompanying consolidated balance sheets of ACT Networks, Inc. as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACT Networks, Inc. at June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                         ERNST & YOUNG LLP

Woodland Hills, California
July 26, 1999

                               ACT Networks, Inc.

                           Consolidated Balance Sheets
                    (in thousands, except per share amounts)

                                                                 June 30
                                                            1999         1998
                                                          -------      -------
ASSETS
Current assets:
   Cash and cash equivalents                              $33,850      $35,018
   Marketable securities                                   17,613       11,607
   Accounts receivable, less allowances of
     $2,440 in 1999 and $2,030 in 1998                     18,309       17,226
   Inventory                                                9,613        8,829
   Prepaids and other current assets                          582        1,786
                                                          -------      -------
Total current assets                                       79,967       74,466
                                                          -------      -------
Plant, equipment and other improvements:
   Machinery and equipment                                  7,696        6,288
   Furniture and fixtures                                   1,318          992
   Computer software                                        2,145        1,822
   Leasehold improvements                                     787          672
                                                          -------      -------
                                                           11,946        9,774
Accumulated depreciation and amortization                   8,310        6,031
                                                          -------      -------
                                                            3,636        3,743

Goodwill and other intangibles                              1,769        2,574
Other assets                                                  269           55
                                                          -------      -------
Total assets                                              $85,641      $80,838
                                                          =======      =======

                               ACT Networks, Inc.

                    (in thousands, except per share amounts)

                                                                June 30
                                                          1999            1998
                                                         ------          ------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $6,898          $4,538
   Accrued payroll and related benefits                   1,192           1,743
   Restructuring cost                                        --             750
   Other accrued liabilities                                567           1,225
   Deferred income taxes                                     65              65
                                                        -------         -------
Total current liabilities                                 8,722           8,321

Commitments and contingencies                                --              --

Stockholders' equity:

   Common stock and additional paid-in capital;
     $.001 par value:
       Authorized -- 40,000
       Issued --  10,397  at June 30, 1999 and
          9,402 at June 30, 1998                        108,680         101,067
   Treasury stock,  at cost 214  shares at
     June 30, 1999 and 1998                              (2,402)         (2,402)
   Accumulated deficit                                  (29,059)        (25,933)
   Accumulated other comprehensive loss                    (300)           (215)
                                                        -------         -------
Total stockholders' equity                               76,919          72,517
                                                        -------         -------
Total liabilities and stockholders' equity              $85,641         $80,838
                                                        =======         =======

                            See accompanying notes.

                               ACT Networks, Inc.

                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                      Years ended June 30

                                              1999           1998           1997
                                             -------        -------        -------
Net sales                                    $54,322        $54,964        $49,173
Cost of goods sold                            24,412         29,900         21,431
                                             -------        -------        -------
    Gross profit                              29,910         25,064         27,742
                                             -------        -------        -------
Operating expenses:
   Research and development                   12,887         16,349          8,344
   Sales and marketing                        13,961         15,984         11,115
   General and administrative                  7,925          8,935          5,291
   In process research and development            --          6,750          3,416
   Impairment and restructuring                  607          3,393             --
                                             -------        -------        -------
Total operating expenses                      35,380         51,411         28,166
                                             -------        -------        -------
Loss from operations                          (5,470)       (26,347)          (424)

Other:
   Gain on sale of investment                    120          4,704             --
   Interest and other income, net              2,260          2,426          3,346
   Interest expense                               --             (7)           (19)
                                             -------        -------        -------
                                               2,380          7,123          3,327
                                             -------        -------        -------
Income (loss) before income taxes             (3,090)       (19,224)         2,903
Provision for income taxes                        36            157          1,420
                                             -------        -------        -------
Net income (loss)                            $(3,126)      $(19,381)        $1,483
                                             =======        =======        =======
Earnings (loss) per share:
   Basic                                      $(0.32)        $(2.11)         $0.16
   Diluted                                    $(0.32)        $(2.11)         $0.15
                                             =======        =======        =======
Shares used in computation of earnings
   (loss) per share:
   Basic                                       9,644          9,170          9,184
   Diluted                                     9,644          9,170          9,973
                                             =======        =======        =======

                            See accompanying notes.

                               ACT Networks, Inc.

                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                                                                                                      Accumulated
                                                             Paid-In Capital                             Other
                                             Common Stock     in Excess of    Treasury  Accumulated  Comprehensive
                                           Shares   Amount      Par Value       Stock     Deficit    Income (Loss)   Total
                                           ------   ------   ---------------  --------  -----------  ------------- --------
Balance at June 30, 1996                    9,117    $   9       $ 98,166      $  --      $ (8,035)     $   --     $ 90,140
                                                                                                                   --------
Comprehensive income
   Net income                                  --       --             --         --         1,483          --        1,483
   Other comprehensive income,
     net of tax,
       Foreign currency translation
         adjustment                            --       --             --         --            --           2            2
                                                                                                                   --------
    Comprehensive income                       --       --             --         --            --          --        1,485
                                                                                                                   --------
   Exercise of options to purchase
     common stock and employee stock
     purchases                                131       --          1,273         --            --          --        1,273
   Shares issued in connection with
     acquisition                               23       --            640         --            --          --          640
                                            -----    -----        -------      -----      --------      ------     --------
Balance at June 30, 1997                    9,271        9        100,079         --        (6,552)          2       93,538
                                                                                                                   --------
Comprehensive loss
       Net loss                                --       --             --         --       (19,381)         --      (19,381)
   Other comprehensive loss, net of tax,
     Foreign currency translation
       adjustment                              --       --             --         --            --        (312)        (312)
     Unrealized gains on marketable
       securities                              --       --             --         --            --          95           95
                                                                                                                   --------
         Total other comprehensive loss        --       --             --         --            --          --         (217)
                                                                                                                   --------
    Comprehensive loss                         --       --             --         --            --          --      (19,598)
   Exercise of options to purchase
     common stock and employee stock
     purchases                                108       --            613         --            --          --          613
   Exercise of Warrants                        23       --            235         --            --          --          235
   Stock option compensation                   --       --            131         --            --          --          131
   Treasury stock purchased                  (214)      --             --     (2,402)           --          --       (2,402)
                                            -----    -----        -------      -----      --------      ------     --------
Balance at June 30, 1998                    9,188        9        101,058     (2,402)      (25,933)       (215)      72,517
                                            =====    =====        =======     ======      ========      ======     ========

                               ACT Networks, Inc.

                                 (in thousands)


                                                                                                      Accumulated
                                                             Paid-In Capital                             Other
                                             Common Stock     in Excess of    Treasury  Accumulated  Comprehensive
                                           Shares   Amount      Par Value       Stock     Deficit        Income      Total
                                           ------   ------   ---------------  --------  -----------  ------------- --------
Balance at June 30, 1998                    9,188        9        101,058     (2,402)      (25,933)       (215)      72,517
                                                                                                                    -------
Comprehensive loss
   Net loss                                    --      --              --         --        (3,126)         --       (3,126)
   Other comprehensive loss,
       net of tax,
     Foreign currency translation
       adjustment                              --       --             --         --            --          10           10
     Unrealized gains on marketable
       securities                              --       --             --         --            --         (95)         (95)
                                                                                                                    -------
         Total other comprehensive
           loss                                --       --             --         --            --          --          (85)
                                                                                                                    -------
    Comprehensive loss                         --       --             --         --            --          --       (3,211)

   Exercise of options to purchase
     common stock and employee
     stock purchases                          995        1          7,612         --            --          --        7,613
                                           ------    -----       --------    -------      --------       -----      -------
Balance at June 30, 1999                   10,183    $  10       $108,670    $(2,402)     $(29,059)      $(300)     $76,919
                                           ======    =====       ========    =======      ========       =====      =======


                            See accompanying notes.

                               ACT Networks, Inc.
                      Consolidated Statements of Cash Flows

                                 (in thousands)

                                                                              Years ended June 30
                                                                   1999             1998             1997
                                                                  -------         --------           ------
OPERATING ACTIVITIES
Net income (loss)                                                 $(3,126)        $(19,381)          $1,483
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:

     Depreciation                                                   2,299            2,436            1,571
     Amortization of intangible assets                                700            1,210              756
     Non-cash charges for warrants and stock options                   --              366               --
     Gain on sale of investment                                      (120)          (4,704)              --
     Provision for bad debt                                         1,406            1,712                6
     Provision for deferred taxes                                      --              (22)               9
     Impairment  and restructuring charges                             --            3,393               --
     Write-off of in-process research and development                  --            6,750            3,416
     Changes in operating assets and liabilities:

       Accounts receivable                                         (2,489)          (4,146)          (4,723)
       Inventory                                                     (784)           3,734           (3,285)
       Prepaids and other current assets                            1,204           (1,241)             196
       Accounts payable, accrued expenses,  other current
         liabilities and income taxes payable                         401              989            3,303
                                                                  -------         --------           ------
Net cash provided by (used in) operations                            (509)          (8,904)           2,732
INVESTING ACTIVITIES
Purchase of marketable securities                                 (23,537)         (18,727)         (13,744)
Sales at maturity of  marketable securities                        17,436           17,807            3,153
Sale (purchase) of long-term investment                               120            6,699           (1,995)
Purchase of plant, equipment and other fixed assets                (2,081)          (2,434)          (3,163)
Acquisition of DeltaComm Corp., net of cash acquired                   --               --             (262)
Acquisition of Dynastar product line                                   --               --           (6,794)
Acquisition of certain assets of SourceCom                             --           (8,390)              --
Increase in other assets                                             (220)            (142)            (329)
                                                                  -------         --------           ------
Net cash used in investing activities                              (8,282)          (5,187)         (23,134)

FINANCING ACTIVITIES
Exercise of stock warrants and options                              7,613              613            1,273
Repurchase of treasury shares                                          --           (2,402)              --
Repayment of notes payable                                             --               --             (297)
                                                                  -------         --------           ------
Net cash provided by (used in) financing activities                 7,613           (1,789)             976
Net impact of foreign exchange rate changes on cash                    10              (50)              --
                                                                  -------         --------           ------
Net (decrease) increase in cash                                    (1,168)         (15,930)         (19,426)
Cash and cash equivalents at beginning of year                     35,018           50,948           70,374
                                                                  -------         --------           ------
Cash and cash equivalents at end of year                          $33,850          $35,018          $50,948
                                                                  =======         ========          =======

                               ACT Networks, Inc.

                                 (in thousands)

                                                                     Years ended June 30
                                                              1999          1998           1997
                                                             ------        ------         ------
Supplemental cash flow information:
   Interest and income taxes paid during the year:
     Interest                                                $   --            $7            $19
     Income taxes                                               $36        $2,103           $173

Non-cash investing and financing activities:
  Acquisition of certain assets of
       SourceCom:
     Fair market value of assets (including goodwill)
       acquired                                              $             $1,640           $ --
     Estimated value of in-process research &
       development                                                          6,750             --
                                                             ------        ------         ------
                                                                            8,390             --
   Acquisition of DeltaComm Corporation:
     Fair market value of assets (including
     goodwill) acquired                                          --            --            374
     Estimated value of in-process research and
       development                                               --            --            701
     Fair market value of liabilities assumed                    --            --           (158)
     Issuance of stock                                           --            --           (640)
     Cash acquired                                               --            --            (15)
                                                             ------        ------         ------
                                                                 --            --            262
   Acquisition of Dynastar product line:
     Fair market value of assets (including
       intangibles) acquired                                     --            --          4,353
     Estimated value of in-process research
       and development                                           --            --          2,715
     Liabilities assumed                                         --            --           (274)
                                                             ------        ------         ------
                                                                 --            --          6,794

                                                             $   --        $8,390         $7,056
                                                             ======        ======         ======

                            See accompanying notes.

                               ACT Networks, Inc.

                   Notes to Consolidated Financial Statements


1.   SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

ACT Networks, Inc. (the Company) was incorporated in California on May 15, 1987 and reincorporated in Delaware in March 1995. The Company develops, manufactures and markets integrated wide-area network (WAN) access products which support a broad range of integrated voice and data network applications. The Company's products utilize advanced voice and data compression algorithms, enhanced switching and traffic management capabilities, and proprietary integration technologies to build cost-effective, bandwidth efficient WANs.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Results of operations include operations of subsidiaries from the date of acquisition.

CASH EQUIVALENTS

The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from date of purchase. Cash equivalents are carried at cost which approximates fair market value and are considered available-for-sale as defined in Statement of Financial Accounting Standards ("SFAS") No. 115.

MARKETABLE SECURITIES

The Company classifies its investments in marketable securities as available-for-sale and, accordingly, records them at fair value. These investments, consist primarily of corporate investment-grade bonds and commercial paper. The contractual maturities of all the Company's marketable securities are less than one year at June 30, 1999. The cost of securities sold is based on the specific identification method.

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

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out method) or market.

PLANT, EQUIPMENT AND OTHER IMPROVEMENTS

Plant, equipment and other improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or, if shorter for leasehold improvements, the remaining lease term, which vary from three to seven years.

GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles of $1,769,000 and $2,574,000 at June 30, 1999 and 1998 are net of accumulated amortization of $2,346,000 and $1,646,000, respectively, and consist primarily of goodwill and developed technology acquired in the Company's acquisitions. Goodwill represents the excess of the purchase price over the estimated fair market value of net assets acquired in business combinations and is being amortized over 7 years. Acquisition intangibles represent the fair market valuation of intangibles acquired in business combinations and are being amortized over 5 to 7 years. Other intangible assets include software licensing agreements which are being amortized over 3 to 5 years. Intangible assets were significantly written down in 1998 as a part of the Company's restructuring (see Note 10).

LONG-LIVED ASSETS

Long-lived assets, such as plant, equipment and intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of these assets may not be recoverable (See Note 12).

                               ACT Networks, Inc.

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR INCOME TAXES

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

REVENUE RECOGNITION

The Company recognizes revenues from product sales upon shipment. The Company's products are generally under warranty against defects and are sold with provisions for certain levels of continuing customer support. The amounts of any potential warranty costs or other customer support costs are estimated and provided for in the period of sale.

CREDITS

The Company receives foreign credits from Canada and the Province of Quebec related to research and development expenditures made by its Canadian subsidiary. These amounts are reflected as a reduction of research and development expense in the Company's statement of operations. Amounts receivable as of June 30, 1999 and 1998 of such credits and grants amounted to $163,000 and $63,000, respectively. For the years ended June 30, 1999, 1998 and 1997, $184,000, $159,000 and $77,000, respectively, of these credits and grants were reflected as a reduction of research and development expense in the accompanying statement of operations.

EFFECT OF FOREIGN CURRENCY

The Company translates the assets and liabilities of its foreign subsidiaries at the rate of exchange in effect at the period end. Revenues and expenses are translated using an average of exchange rates in effect during the period. Translation adjustments are recorded as a component of stockholders' equity in the consolidated balance sheet.

                               ACT Networks, Inc.

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS (LOSS) PER SHARE

"Basic earnings (loss) per share" is based upon the weighted average number of common shares outstanding. "Diluted earnings (loss) per share" is based upon the weighted average number of common shares and dilutive potential common shares outstanding. Potential common shares are outstanding stock options under the Company's stock option plans which are included under the treasury stock method.

STOCK OPTION AND PURCHASE PLANS

The Company's stock option and purchase plans are accounted for under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" (see Note 8).

SEGMENT INFORMATION

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers, presented in Notes 4 and 10. Based on the provisions of SFAS 131 and the manner in which management analyzes the business, the Company has determined that it does not have separately reportable operating segments. 1.

                               ACT Networks, Inc.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Software for Internal Use" (SOP 98-1), which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 is not expected to have a material impact on the Company's financial condition or results of operations. To date the Company has not incurred significant costs developing internal-use software which would be capitalizable.

In June 1998 and June 1999, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133,"respectively. These Statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 137 is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS 137 is not expected to have a material impact on the Company's financial condition or results of operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

                               ACT Networks, Inc.

2.   BUSINESS AND ASSET ACQUISITIONS

On August 10, 1997, the Company acquired, out of bankruptcy court, certain assets of SourceCom, a Massachusetts corporation ("SourceCom"). SourceCom is a developer of high performance broadband access devices. The cash purchase price paid by the Company was approximately $8,000,000. The Company also recorded transaction costs of approximately $390,000.The acquired assets were recorded at their estimated fair market values at the date of acquisition. Of the total purchase price for the assets acquired, $6,750,000 represented the value of in-process research and development that had not yet reached technological feasibility and was charged to the Company's operations and $1,090,000 represented other intangibles being amortized over 5 years (see Note 12). The fair market value of the in-process research and development and other intangibles was determined by an independent appraiser. Pro forma financial information is not presented because the transaction was only an acquisition of certain assets, primarily technology, with no relative historical operating results and, therefore, pro forma financial information would not be meaningful.

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

The acquisition was accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. DynaStar's operating results have been included in the Company's consolidated financial statements since the acquisition date of March 11, 1997. The purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets and liabilities acquired. Of the total purchase price, $2,715,000 represented the value of in-process research and development that had not yet reached technological feasibility and was charged to the Company's operations and $2,221,000 represented other intangibles being amortized over 5 years (see
Note 12). The fair market value of the in-process research and development and other intangibles was determined by an independent appraiser. Pro forma financial information is not presented because the pro forma effect of the transaction is not considered material to the Consolidated Statements of Operations.

                               ACT Networks, Inc.

2.   BUSINESS AND ASSET ACQUISITIONS (CONTINUED)

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

3.   MARKETABLE SECURITIES

Marketable securities had a cost basis of $17,613,000 and $11,512,000, unrealized gain of $0 and $95,000, and a fair value of $17,613,000 and $11,607,000 as of June 30, 1999 and 1998, respectively.

In March 1999, the Company sold its interest in a joint venture investment, previously written off, for proceeds and gain of $120,000. In March 1998, the Company sold its investment in common stock of Netspeak with a cost basis of $1,995,000 for gross proceeds of $6,699,000, realizing a gain of $4,704,000. There were no other material realized gains or losses relating to marketable securities during the years ended June 30, 1999 and 1998.

4.   ACCOUNTS RECEIVABLE AND SALES TO MAJOR CUSTOMERS

Included in accounts receivable at June 30, 1999 and 1998 are $11,827,000 and $11,019,000, respectively, of amounts due from foreign customers.

The three largest accounts receivable from individual customers represented 22.3%, 8.0% and 8.0% at June 30, 1999 and 19.6%, 4.7% and 4.2% at June 30, 1998
of total accounts receivable, respectively.

                               ACT Networks, Inc.

4.   ACCOUNTS RECEIVABLE AND SALES TO MAJOR CUSTOMERS (CONTINUED)

Sales to two customers represented 12.9% and 10.0%, respectively, of total sales for 1999, sales to one customer represented 12.3% of total sales for 1998, and sales to one customer represented 11.5% of total sales for 1997.

5.   INVENTORY

Inventory consisted of the following components (in thousands):

                                                                  June 30,
                                                          -----------------------
                                                            1999            1998
                                                          -------         -------
Purchased parts                                           $ 2,076         $ 3,643
Sub-assemblies and finished goods                           7,537           5,186
                                                          -------         -------
                                                          $ 9,613         $ 8,829
                                                          =======         =======


6.   INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                                          Years ended June 30,
                                              ----------------------------------------
                                               1999            1998              1997
                                              ------          ------            ------
Current:
   Federal                                    $   --          $   --            $   60
   State                                          --              10                20
   Foreign                                        36             169             1,331
                                                ----           -----           -------
                                                  36             179             1,411
Deferred:
   Federal                                        --              --                --
   State                                          --              --                --
   Foreign                                        --             (22)                9
                                                ----           -----           -------
                                                  --             (22)                9
                                                $ 36           $ 157           $ 1,420
                                                ====           =====           =======


The Company's foreign and domestic operations had income (loss) before income taxes and eliminations of $(316,000) and $(2,570,000) for the year ended June 30, 1999, $491,000 and $(19,623,000) for the year ended June 30, 1998 and
$3,987,000 and $(1,134,000) for the year ended June 30, 1997.

                               ACT Networks, Inc.

6.   INCOME TAXES (CONTINUED)

A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of income before tax, is as follows:

                                                        Years ended June 30,
                                               1999           1998          1997
                                               ----           ----          ----
Statutory federal income tax (benefit)
  rate                                         (34)%          (34)%          34%
Amortization of goodwill                         5              1             4
Change in valuation allowance                   29             33             8
Foreign income taxes                             1              1            --
Other                                           --             --             3
                                               ----           ----          ----
                                                 1%             1%           49%
                                               ----           ----          ----


The tax provision for the year ended June 30, 1997 included the application of net operating loss carryforwards which generated tax benefits of approximately $848,000.

                               ACT Networks, Inc.

6.   INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                 June 30
                                                          1999             1998
                                                        --------         --------
Deferred tax assets:
   Allowance for losses on receivables                  $    781         $    778
   Vacation accruals                                         104              245
   Depreciation                                              904              320
   Inventory                                                 720            1,905
   Intangibles                                             4,210            4,448
   Net operating loss carryforwards                        7,032            2,852
   Research and development credit carryforwards           2,888            1,601
   Other accruals                                            294              503
                                                        --------         --------
Total deferred tax assets                               $ 16,933         $ 12,652
                                                        --------         --------
Deferred tax liabilities:
   Unicap adjustment                                          --              (57)
   Software development costs                                (27)             (27)
   License fee                                               (39)             (70)
   Prepaid insurance                                         (24)             (81)
   Federal benefit from State                               (739)            (525)
                                                        --------         --------
Total deferred tax liabilities                              (829)            (760)
                                                        --------         --------
Net deferred tax assets                                   16,104           11,892
Valuation allowance                                      (16,104)         (11,892)
Foreign deferred tax liabilities                             (65)             (65)
                                                        --------         --------
                                                        $    (65)        $    (65)
                                                        ========         ========


The net change in the valuation allowance for net deferred tax assets during the year ended June 30, 1999 was approximately $4,212,000.

                               ACT Networks, Inc.

6.   INCOME TAXES (CONTINUED)

At June 30, 1999, the Company has net operating loss carryforwards for federal and state tax purposes of approximately $19,704,000 and $7,524,000, respectively, which expire in 2014 for federal and 2004 for state. The Company has research and development credit carryforwards of $1,835,000 and $1,052,000 for federal and state tax purposes, respectively that expire through 2013 for federal and state.

Included in the valuation allowance balance is $4,776,000 related to the exercise of stock options which are not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the statement of operations.

The Company intends to reinvest the foreign subsidiary's net earnings in the subsidiary's local operations. Accordingly, U.S. taxes have not been provided for such earnings.

7.   COMMITMENTS & CONTINGENCIES

The Company leases its offices, manufacturing facility and certain equipment under noncancelable operating lease agreements. The office and manufacturing facility leases are subject to annual increases based on the Consumer Price Index. Future minimum lease payments are as follows (in thousands):

FISCAL YEARS ENDED JUNE 30,
---------------------------
       2000                                                     $ 1,376
       2001                                                       1,282
       2002                                                       1,203
       2003                                                       1,151
       2004                                                       1,104
                                                                -------
                                                                $ 6,116
                                                                =======


Rental expense under operating leases was $1,966,000, $1,429,000 and $668,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

The Company is involved in certain claims and legal proceedings which arise in the normal course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                               ACT Networks, Inc.

8.   STOCKHOLDERS' EQUITY

STOCK OPTION AND PURCHASE PLANS

The Company's stock option plans provide for option grants designated as either nonqualified or incentive stock options. Options granted under all stock option plans generally carry an exercise price of not less than the fair market value of the underlying shares as of the date of the option grant and expire after ten years. The Company executes individual option agreements under the stock option plans and the shares underlying the options generally become vested at 24% of the total grant after the completion of the first 12 full months of employment and 2% per month thereafter. Certain terms of options held by the Company's then-Chairman of the Board and Chief Executive Officer were modified giving rise to a non-cash compensation charge of $131,000 for the year ended June 30, 1998.

At June 30, 1999, the Company has authorized a total of 2,779,000 shares of common stock for issuance under the 1995 stock option/stock issuance plan (the 1995 Plan), 950,000 shares under the 1997 Non-Executive Officer Stock Option/Stock Issuance Plan (the 1997 Plan), 660,000 shares under the 1997 Stock Incentive Plan (the "1997 Incentive Plan"), and 150,000 shares under the option grant for Mario Uribe. At June 30, 1999, 7,000 shares remain available for grant and 1,383,000 are reserved for issuance upon the exercise of outstanding options and options available for grant under the 1995 Plan, 12,000 shares remain available for grant and 885,000 shares are reserved for issuance upon the exercise of outstanding options under the 1997 Plan, 22,000 shares remain available for grant and 502,000 shares are reserved for issuance upon the exercise of outstanding options under the 1997 Incentive Plan, and no shares remain available for grant and 150,000 shares are reserved for issuance upon the exercise of outstanding options under the option grant for Mario Uribe.

On August 3, 1998, the Company implemented an option cancellation/regrant program for directors, executive officers and other employees holding stock options with an exercise price per share in excess of the market price of the Company's Common Stock at the time the cancellation/regrant occurred. Stock options of 1,724,798 with an exercise price in excess of $ 6.75 per share were canceled and new options for the same aggregate number of shares were granted with an exercise price of $ 6.75 per share.

                               ACT Networks, Inc.

8.   STOCKHOLDERS' EQUITY (CONTINUED)

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

The following is a summary of all stock option activity for the three years ended June 30, 1999:

                                                                EXERCISE          WEIGHTED
                                               NUMBER OF        PRICE PER          AVERAGE
                                                SHARES            SHARE         EXERCISE PRICE
                                               ---------      ------------      --------------
Outstanding at June 30, 1996                   1,422,000      $ .70-$23.88        $   0.67
   Granted                                     1,745,000       11.00-35.00           21.97
   Canceled                                     (936,000)        .70-35.00           26.00
   Exercised                                    (110,000)        .70-17.25            8.10
                                               ---------      ------------        --------
Outstanding at June 30, 1997                   2,121,000         .70-35.00           13.33
   Granted                                     1,256,000        7.06-14.56           10.31
   Canceled                                     (665,000)       1.75-35.00           15.91
   Exercised                                     (51,000)        .70-12.13            2.43
                                               ---------      ------------        --------
Outstanding at June 30, 1998                   2,661,000         .70-27.50           11.47
   Granted                                     3,756,000        5.38-23.88            8.72
   Canceled                                   (2,621,000)        .70-25.50           11.41
   Exercised                                    (916,000)        .70-16.63            7.57
                                               ---------      ------------        --------
Outstanding at June 30, 1999                   2,880,000      $ .70-$27.50        $   9.17
                                               =========      ============        ========


At June 30, 1999, stock options to purchase 1,246,000 shares were exercisable at a weighted average price of $7.73. Information regarding stock options outstanding as of June 30, 1999 is as follows:

                               ACT Networks, Inc.

8.   STOCKHOLDERS' EQUITY (CONTINUED)


                                   Options Outstanding                              Options Exercisable
                     -------------------------------------------------           --------------------------
                                                            Weighted-
                                        Weighted-            Average                              Weighted-
                                        Average             Remaining                              Average
                                        Exercise           Contractual                             Exercise
 Price Range          Shares             Price                Life               Shares             Price
------------         ---------          ---------          -----------          ---------         ---------
Under $10.00         1,856,000            6.43                 8.4              1,039,000            6.36
 Over $10.00         1,024,000           14.15                 9.5                207,000           14.64


Fair Value Disclosures

Stock option grants are set at the closing price of the Company's common stock on the date of grant and the related number of shares granted are fixed at that point in time. Therefore under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS No. 123, "Accounting for Stock-Based Compensation", requires the use of option valuation models to provide supplemental information regarding options granted after fiscal 1996. Pro forma information regarding net income
(loss) and earnings (loss) per share shown below was determined as if the Company had accounted for its employee stock options and shares sold under its stock purchase plan under the fair value method of that statement.

The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.0%, 6.22% and 6.61%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 85% for 1999, and 65% for 1998 and 1997, and expected life of the options of 4.17, 4.16 and 4 years, respectively. These assumptions resulted in weighted-average fair values of $5.76, $5.73 and $9.62 per share for stock options granted in 1999, 1998 and 1997, respectively.

                               ACT Networks, Inc.

8.   STOCKHOLDERS' EQUITY (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income (loss) for 1999, 1998 and 1997 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1997. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows (in thousands, except per share amounts):

Years ended June 30,                 1999                 1998              1997
--------------------               -------              --------          --------
Pro forma net loss                 $(9,747)             $(24,184)         $ (2,412)
Pro forma loss per share:
     Basic                         $ (1.01)             $  (2.64)         $  (0.26)
     Diluted                       $ (1.01)             $  (2.64)         $  (0.26)
==================================================================================


The Company has an employee stock purchase plan whereby, in accordance with
Section 423 of the Internal Revenue Code, eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company's common stock at the lower of 85% of the fair market value of common stock on the first or last day of the offering period. 87,000 shares were issued under this plan for the year ended June 30, 1999. There are 136,000 shares authorized and available for future issuance under this plan.

OTHER COMPREHENSIVE INCOME/(LOSS)

As of July 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income/(loss).

                               ACT Networks, Inc.

8.   STOCKHOLDERS' EQUITY (CONTINUED)

Information regarding the components of accumulated other comprehensive income/(loss) are as follows (in thousands):

                                                                                           ACCUMULATED
                                                    UNREALIZED            FOREIGN              OTHER
                                                  GAINS/(LOSSES)ON       CURRENCY          COMPREHENSIVE
                                                     SECURITIES         TRANSLATION        INCOME/(LOSS)
                                                  ----------------      -----------        -------------
Balance at June 30, 1997                                 $  --             $    2             $     2
  Comprehensive other income,
    For the year ended June 30, 1998                        95               (312)               (217)
                                                         -----             ------             -------
Balance at June 30, 1998                                    95               (310)               (215)
  Comprehensive other income,
     For the year ended June 30, 1999                      (95)                10                 (85)
                                                         -----             ------             -------
Balance at June 30, 1999                                 $  --             $ (300)            $  (300)
                                                         =====             ======             =======


9.   EMPLOYEES' RETIREMENT PLAN

In 1994, the Company established a 401(k) Plan (the Plan) covering substantially all of its full-time employees. Employees may make voluntary contributions to the Plan. The Company may voluntarily contribute a percentage of the employee's contribution, at its discretion, subject to certain limitations. The Company contributed $75,000, $66,000 and $30,000 to the Plan during the years ended 1999, 1998 and 1997, respectively.

                               ACT Networks, Inc.

10. GEOGRAPHIC INFORMATION

The Company's sales by geographic area of the customer are as follows (in thousands):

                                                   Years ended June 30,
                                            1999           1998           1997
                                           -------        -------        -------
North America (primarily US)               $26,408        $19,913        $12,422
Latin America                                9,476         14,194         18,936
Europe                                       8,342          6,203          5,375
Asia Pacific                                10,096         14,654         12,440
                                           -------        -------        -------
                                           $54,322        $54,964        $49,173
                                           =======        =======        =======


Information about the Company's long-lived assets in each geographic area is as follows (in thousands):

                                                        Years ended June 30,
                                                      1999                1998
                                                     ------               ------
Long-lived assets:
   United States                                     $2,968               $3,106
   Canada                                               634                  637
   Asia Pacific                                          34                   --
                                                     ------               ------
Total  assets                                        $3,636               $3,743
                                                     ======               ======


Long-lived assets are those assets of the Company that are identified with the operations in each geographic area.

                               ACT Networks, Inc.

11.  QUARTERLY OPERATING DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share amounts):

                                                           Quarter
                                      ------------------------------------------------
                                       First(1)      Second        Third        Fourth
                                      ---------    --------      --------     --------
Year ended June 30, 1999:
   Net sales                          $ 13,936     $ 12,074      $ 15,103     $ 13,209
   Gross profit                          7,931        7,204         8,809        5,966
   Net (loss) income                      (966)         225           612       (2,997)
                                      --------     --------      --------     --------
   (Loss) earnings per share
     Basic                            $  (0.10)    $    .02      $   0.06     $   (.30)
                                      ========     ========      ========     ========
     Diluted                          $  (0.10)    $    .02      $   0.06     $   (.30)
                                      ========     ========      ========     ========


                                                           Quarter
                                      ------------------------------------------------
                                       First(1)      Second      Third(3)     Fourth(1)
                                      ---------    --------      --------     ---------
Year ended June 30, 1998:
   Net sales                          $ 13,021     $ 15,310      $ 13,007     $ 13,626
   Gross profit                          7,322        8,572         7,287        1,884
   Net(loss) income                     (8,946)        (483)        3,148      (13,099)
                                      ---------    --------      --------     --------
   (Loss) earnings per share
     Basic                            $  (0.97)    $  (0.05)      $  0.34     $  (1.43)
                                      ========     ========      ========     ========
     Diluted                          $  (0.97)    $  (0.05)      $  0.33     $  (1.43)
                                      ========     ========      ========     ========

----------
(1) The first quarter of 1999 includes a restructuring charge of $607,000, and the fourth quarter of 1998 includes impairment and restructuring charges of $3,393,000 and related inventory write-downs of $3,651,000, additional inventory write-downs of $522,000 and $1,200,000 of charges for reserves against receivables due to unexpectedly slow collections (see Note 12).
(2) Included in the Company's net loss for the first quarter of 1998, is a charge of $6,750,000 due to the write-off of in-process research and development purchased in connection with acquisitions (see Note 2).
(3) Included in the Company's net income for the third quarter of 1998 is a gain of $4,704,000 from the sale of Netspeak Corporation Common Stock.

                               ACT Networks, Inc.

12.  IMPAIRMENT AND RESTRUCTURING CHARGES

In July 1998, the Company announced a major restructuring program designed to streamline operations and focus on key markets. As part of the restructuring program, the Company concentrated its resources on the Netperformer and ServiceXchange product lines. Additionally, the Company significantly reduced its workforce, eliminated its business unit matrix structure in favor of a functional organization, consolidated its facilities, and de-emphasized engineering, sales and marketing efforts for non-strategic products.

As a result of the restructuring plan, in fiscal 1999, the Company incurred approximately $607,000 of charges related primarily to employee terminations. At June 30, 1998, the Company accrued approximately $750,000 for certain non-cancelable purchase orders for non-strategic inventory that became impaired.

In connection with the restructuring, in 1998 the Company evaluated its long-lived assets, principally the tangible and intangible assets established in the DeltaComm, Dynastar, and SourceCom acquisitions, for impairment under SFAS No. 121. The carrying amount of these assets exceeded the projected undiscounted future cash flows and, accordingly, the carrying amount was written-down to fair value. Fair value was determined based on an analysis of the projected future discounted cash flows of the underlying operation, including cash generated from the disposal of underlying assets. In addition, in 1998, the Company recorded charges to cost of goods sold of $3,651,000 to write-down the carrying value of inventory due to the restructuring and related de-emphasis or discontinuation of certain product lines and other factors.

The impairment write-downs, excluding inventory write-downs, reflected in the 1998 statement of operations consisted of the following non-cash charges (in thousands):

Asset Impaired                                               Amount
--------------                                              -------
Property, plant and equipment                               $   682
Developed technology and other acquisition intangibles        2,444
Other intangible assets                                         267
                                                            -------
                                                            $ 3,393
                                                            =======


During 1999, the Company sold certain assets, and the buyer assumed certain liabilities, originally acquired in the DeltaComm acquisition. The Company recognized a loss of $120,000 on the sale of those assets, which loss is included in Interest and other income in the Statement of Operations.

                               ACT Networks, Inc.

13.  EARNINGS (LOSS) PER SHARE

The following table sets forth the computation for basic and diluted earnings
(loss) per share (in thousands, except per share amounts):

                                                                         Years ended June 30,
                                                                    1999         1998        1997
                                                                  -------      --------     ------
Numerator for basic and diluted earnings per share -- net
   income (loss)...............................................   $(3,126)     $(19,381)    $1,483
                                                                  =======      ========     ======
Denominator:
   Denominator for basic  earnings (loss) per share --
      weighted-average shares..................................     9,644         9,170      9,184
   Effect of dilutive securities -- employee stock options.            --           --         789
                                                                  -------      --------     ------
Denominator for diluted earnings (loss) per share --
   adjusted weighted-average shares............................     9,644         9,170      9,973
                                                                   ======        ======     ======
Basic earnings (loss) per share................................    $(0.32)       $(2.11)    $ 0.16
                                                                   ======        ======     ======
Diluted earnings (loss) per share..............................    $(0.32)       $(2.11)    $ 0.15
                                                                   ======        ======     ======


Options to purchase 2,880,000 and 2,661,000 shares outstanding during the years ended June 30, 1999 and 1998 respectively, were excluded from the respective computations of diluted loss per share because their effect would be anti-dilutive. Options to purchase 360,000 shares with exercise prices greater than the average market prices of common stock outstanding during the year ended June 30, 1997 were also excluded from the computations of diluted earnings per share because of their anti-dilutive effect.

                                 EXHIBITS INDEX

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

10.1 Master Lease Agreement dated January 11, 1994 by and between the Company and Leasetec Corporation, as amended and supplemented. Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.2    Form of Indemnification Agreement. Incorporated by reference to Exhibit
        10.6 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.3    1987 Stock Option Plan (the "1987 Plan"). Incorporated by reference to
        Exhibit 10.7 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.4 Form of Amended Notice of Grant of Stock Option with respect to holders of installment incentive stock options granted under the 1987 Plan. Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.5 Form of 1987 Installment Incentive Stock Option Agreement, Immediately Exercisable Stock Option Agreement and Immediately Exercisable Non-Qualified Stock Option Agreement generally used in connection with the 1987 Plan. Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

10.6 Form of 1987 Stock Purchase Agreement generally used in connection with the 1987 Plan. Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Registration No. 33-90394.

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

10.13 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"). Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.14 Form of Stock Option Agreement generally used in connection with the Discretionary Option Grant Program of the 1995 Plan. Incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.15 Form of Addendum to Stock Option Agreement (Limited Stock Appreciation Right). Incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.16 Form of Addendum to Stock Option Agreement (Involuntary Termination Following Change of Control). Incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.17 Form of Addendum to Stock Option Agreement (Special Tax Elections). Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.18   Form of Automatic Stock Option Agreement. Incorporated by reference to
        Exhibit 99.9 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.19 Form of Stock Issuance Agreement generally used in connection with the Discretionary Option Grant Program of the 1995 Plan. Incorporated by reference to Exhibit 99.10 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.20 Form of Addendum to Stock Issuance Agreement (Involuntary Termination Following Change of Control). Incorporated by reference to Exhibit 99.11 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.21 Form of Addendum to Stock Issuance Agreement (Special Tax Elections). Incorporated by reference to Exhibit 99.12 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.22 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.13 to the Company's Registration Statement on Form S-8, Registration No. 33-80007.

10.23 The Share Purchase Agreement By and Among the Company, Canada Inc. and Certain Presticom Stockholders, dated as of November 24, 1995. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated November 30, 1995.

10.24 1997 Non-Executive Officer Stock Option/Stock Issuance Plan as amended July 15, 1997. Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, Registration No. 333-85845.

10.25 Form of Notice of Grant of Stock Option generally used in connection with 1997 Plan. Incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report for the period ended March 31, 1997.

10.26 Form of Stock Option Agreement generally used in connection with 1997 Plan Incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report for the period ended March 31, 1997.

10.27   Form of Addendum to Stock Option Agreement. Incorporated by reference to
        Exhibit 10.31 to the Company's Quarterly Report for the period ended March 31, 1997.

10.28 The Asset Purchase Agreement by and between the Company and Sourcecom, Inc. dated as of July 16, 1997. Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated August 11, 1997.

10.29 1997 Stock Incentive Plan. Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, Registration No. 333-85845.

10.30 Form of Notice of Grant of Stock Option - Installment Option. Incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.31 Form of Stock Option Agreement - Installment Option. Incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.32 Notice of Grant of Stock Option - Immediately Exercisable Option. Incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.33 Stock Option Agreement - Immediately Exercisable Option. Incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.34 Form of Addendum to Stock Option Agreement (Limited Stock Appreciation Rights). Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.35 Form of Addendum to Stock Option Agreement (Involuntary Termination following Change in Control). Incorporated by reference to Exhibit 99.7 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.36 Stock Purchase Agreement. Incorporated by reference to Exhibit 99.8 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.37 Addendum to Stock Purchase Agreement (Involuntary Termination following Change in Control). Incorporated by reference to Exhibit 99.9 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.38   Automatic Notice of Initial Grant. Incorporated by reference to Exhibit
        99.10 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.39   Automatic Notice of Annual Grant. Incorporated by reference to Exhibit
        99.11 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.40   Automatic Stock Option Agreement. Incorporated by reference to Exhibit
        99.12 to the Company's Registration Statement on Form S-8, Registration No. 333-44087.

10.41 Office Lease dated April 15, 1999 by and between the Company and Malibu Canyon Office Partners, LLC.

10.42 Form of Notice of Grant of Stock Option - Option Grant to Mr. Uribe. Incorporated by reference to Exhibit 99.17 to the Company's Registration Statement on Form S-8, Registration No. 33-85845.

10.43 Form of Stock Option Agreement - Option Grant to Mr. Uribe. Incorporated by reference to Exhibit 99.18 to the Company's Registration Statement on Form S-8, Registration No. 333-85845.

21.1    List of Subsidiaries of the Company.

23.2    Consent of Ernst & Young LLP.

24.1    Power of Attorney (included on page 37).

27.1    Financial Data Schedule.

* The Company has received confidential treatment for portions of this document previously filed with the Commission.

        (b) REPORTS ON FORM 8-K:

            No reports on Form 8-K were filed during the quarter ended June 30, 1999.