Form 10-Q
period 1999-09-30
ACT NETWORKS INC
filed 1999-11-12
CIK 942132

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

                                 YES [X] NO ____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

                                YES ____ NO ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, AS OF
                        NOVEMBER 1, 1999 WAS 10,249,452.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets as of
             September 30, 1999 and June 30, 1999............................3

             Condensed Consolidated Statements of Operations and
             Comprehensive Loss for the Three-Month Periods Ended
             September 30, 1999 and 1998.....................................4

             Condensed Consolidated Statements
             of Cash Flows for the Three-Month Periods Ended
             September 30, 1999 and 1998.....................................5

             Notes to Condensed Consolidated
             Financial Statements............................................6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations...................7

Item 3.      Quantitative and Qualitative Disclosures About Market Risks....11

PART II.     OTHER INFORMATION

Item 1       Legal Proceedings..............................................11

Item 2       Changes in Securities and Use of Proceeds......................11

Item 3       Defaults upon Senior Securities................................11

Item 4       Submission of Matters to a Vote of Security Holders............11

Item 5       Other Information; Risk Factors................................12

Item 6.      Exhibits and Reports on Form 8-K...............................18

SIGNATURE...................................................................19

EXHIBIT INDEX...............................................................20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               ACT NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         SEPTEMBER 30,         JUNE 30,
                                                             1999                1999
                                                         -------------         --------
                                                         (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                               $ 20,112            $ 33,850
   Marketable securities - available for sale                26,626              17,613
   Accounts receivable, less allowances of $3,022
      in September and $2,440 in June                        14,187              18,309
   Inventory                                                 12,667               9,613
   Prepaids and other current assets                            881                 582
                                                           --------            --------
Total current assets                                         74,473              79,967
Plant, equipment and other improvements:
   Machinery and equipment                                    8,045               7,696
   Furniture and fixtures                                       899               1,318
   Computer software                                          2,733               2,145
   Leasehold improvements                                       191                 787
                                                           --------            --------
                                                             11,868              11,946
   Accumulated depreciation and amortization                  7,783               8,310
                                                           --------            --------
                                                              4,085               3,636
Goodwill and other intangibles                                1,674               1,769
Other assets                                                    290                 269
                                                           --------            --------
Total assets                                               $ 80,522            $ 85,641
                                                           ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $  3,685            $  6,898
   Accrued payroll and related benefits                         916               1,192
   Other accrued liabilities                                  1,112                 567
   Income taxes payable                                          60                  --
   Deferred income taxes                                         65                  65
                                                           --------            --------
Total current liabilities                                     5,838               8,722

Stockholders' equity:
   Common stock and additional paid-in capital              108,991             108,680
   Treasury stock, at cost                                   (2,402)             (2,402)
   Accumulated deficit                                      (31,596)            (29,059)
   Accumulated other comprehensive loss                        (309)               (300)
                                                           --------            --------
Total stockholders' equity                                   74,684              76,919
                                                           --------            --------
Total liabilities and stockholders' equity                 $ 80,522            $ 85,641
                                                           ========            ========

                             See accompanying notes.

                               ACT NETWORKS, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------
                                                       1999               1998
                                                     -------            -------
Net sales                                            $12,398            $13,936
Cost of goods sold                                     5,907              6,005
                                                     -------            -------
   Gross profit                                        6,491              7,931
                                                     -------            -------
Operating expenses:
   Research and development                            3,062              3,323
   Sales and marketing                                 4,194              3,459
   General and administrative                          2,290              1,881
   Impairment and restructuring                           --                607
                                                     -------            -------
Total operating expenses                               9,546              9,270
                                                     -------            -------
Loss from operations                                  (3,055)            (1,339)

Other:
   Interest and other income, net                        641                551
                                                     -------            -------
Loss before income taxes                              (2,414)              (788)
Provision for income taxes                               122                178
                                                     -------            -------
Net loss                                              (2,536)              (966)
Other comprehensive loss:
   Foreign currency translation adjustments              (10)              (153)
                                                     -------            -------
Comprehensive loss                                   $(2,546)           $(1,119)
                                                     =======            =======
Loss per share
   Basic                                             $ (0.25)           $ (0.10)
   Diluted                                           $ (0.25)           $ (0.10)
                                                     =======            =======
Shares used in computing net loss per share
   Basic                                              10,219              9,300
   Diluted                                            10,219              9,300
                                                     =======            =======

                             See accompanying notes

                               ACT NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                                 1999               1998
                                                               --------           --------
OPERATING ACTIVITIES
Net loss                                                       $ (2,536)          $   (966)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                  611                753
     Loss on disposal of assets                                      93                 --
     Non-cash charges for warrants and stock options                 --                 43
     Provision for allowances on accounts receivable                531                (71)
     Impairment and restructuring charges                            --                607
     Changes in operating assets and liabilities:
         Accounts receivable                                      3,584             (2,360)
         Inventory                                               (3,082)             2,524
         Prepaid expenses and other current assets                 (299)               168
         Accounts payable, accrued expenses and
             income taxes payable                                (2,884)            (2,265)
                                                               --------           --------
Net cash used in operations                                      (3,982)            (1,567)

INVESTING ACTIVITIES
Purchase of marketable securities                               (10,017)            (4,038)
Maturities of marketable securities                               1,004              3,130
Purchase of plant, equipment and other fixed assets              (1,088)              (404)
Decrease (increase) in other assets                                 (21)               117
Proceeds from sale of assets                                         65                 --
                                                               --------           --------
Net cash used in investing activities                           (10,057)            (1,195)

FINANCING ACTIVITIES
Proceeds from exercise of stock warrants and options                311                267
                                                               --------           --------
Net cash provided by financing activities                           311                267
Net impact of foreign exchange rate changes on cash                 (10)              (153)
                                                               --------           --------
Net decrease in cash                                            (13,738)            (2,648)
Cash and cash equivalents at beginning of the period             33,850             35,018
                                                               ========           ========
Cash and cash equivalents at end of the period                 $ 20,112           $ 32,370
                                                               ========           ========

                             See accompanying notes

                               ACT NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year or for any future period. For further information, refer to the financial statements and footnotes thereto included in the Company's most recent annual report on Form 10-K.

The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. INVENTORIES

The components of inventory consist of the following (in thousands):

                                         SEPTEMBER 30, 1999      JUNE 30, 1999
                                         ------------------      -------------
   Purchased parts                            $ 2,306                $2,076
   Sub-assemblies and finished goods           10,361                 7,537
                                              -------                ------
                                              $12,667                $9,613
                                              =======                ======

3. NET LOSS PER SHARE

"Basic earnings per share" is based upon the weighted average number of common shares outstanding. "Diluted earnings per share" is based upon the weighted average number of common shares and dilutive potential common shares outstanding. Potential common shares are outstanding stock options under the Company's stock option plans, which are included under the treasury stock method, when dilutive. For the periods presented, potential common shares are excluded from the calculation of diluted loss per share because their effect is antidilutive.

4. RESTRUCTURING CHARGES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto contained elsewhere in this Report. This Report contains forward-looking statements that involve a number of risks and uncertainties including, without limitation, those set forth in the "Risk Factors" section under "Other Information." The Company's actual results may differ materially from any future performance discussed in the forward-looking statements and in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company undertakes no obligation to update the information, including the forward-looking statements, if any, in this Report on Form 10-Q.

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

        The Company anticipates that, in general, the average sales price for its products will decrease over time due to competition and other factors. The Company is currently focusing on developing existing and new OEM or similar relationships with third parties, which may result in significant pricing discounts and lower gross margins. In addition, the Company has from time to time introduced new products that are less expensive alternatives to the Company's older products. In such instances, the Company must sell more units to maintain the same level of aggregate net sales. Price erosion of existing products, significant discounting and the Company's introduction of less expensive networking alternatives could adversely affect the Company's margins and results of operations.

        Sales to customers outside of North America accounted for approximately 66% and 58% of the Company's net sales for the three months ended September 30, 1999 and 1998, respectively. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, problems and delays in collecting accounts receivable and economic downturns in foreign markets. A significant number of the Company's products are sold or installed in countries, including several in South America and Asia, where political or economic issues have adversely affected, and may in the future adversely affect, the purchasing decision of the customer. In addition, fluctuations in currency exchange rates have caused, and may in the future cause, the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

        A small number of customers have historically accounted for a substantial portion of the Company's net sales. During the three months ended September 30, 1999 and 1998, the Company's five largest customers collectively accounted for 47% and 33%, respectively, of net product sales, and 10% customers accounted for 31% and 25%, respectively, of net product sales. Any reduction, delay or change in orders from significant customers, such as the Company has experienced in the past, could have a material adverse effect on the Company's business.

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

        Included in the Company's September 30, 1998 net loss were certain restructuring charges of $607,000 related to employee terminations.

Results of Operations

        The following table sets forth, for the periods indicated, the percentage of net sales represented by each item in the Company's statement of operations.

                                               Three Months Ended Sept. 30,
                                               ----------------------------
                                                  1999              1998
                                                 -----             -----
        Net sales                                100.0%            100.0%
        Cost of goods sold                        47.6              43.1
        Gross profit                              52.4              56.9
        Operating expenses:
           Research and development               24.7              23.8
           Sales and marketing                    33.8              24.8
           General and administrative             18.5              13.5
           Impairment and restructuring             --               4.4
                                                 -----             -----
        Total operating expenses                  77.0              66.5
        Loss from operations                     (24.6)             (9.6)
        Net interest and other income              5.2               4.0
                                                 -----             -----
        Income (loss) before taxes               (19.4)             (5.6)
        Provision for income taxes                 1.0               1.3
                                                 -----             -----
        Net income (loss)                        (20.4)%            (6.9)%
                                                 =====             =====

Net sales

        Net sales for the first quarter of fiscal year 2000 declined 11% from the comparable period in fiscal year 1999 due primarily to a decline in average selling prices, partially offset by $750,000 in nonrecurring royalty revenue. Dollar volume was higher in Asia Pacific but lower in other geographic regions compared with the first quarter of the prior fiscal year.

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

        The following tables set forth the percentages of domestic and international sales for the first quarter of fiscal years 2000 and 1999.

                                   Three months ended September 30,
                                   --------------------------------
                                         1999             1998
                                        -----            -----
           Domestic Sales                38.3%            41.9%
           International Sales           61.7             58.1
                                        -----            -----
                                        100.0%           100.0%
                                        =====            =====

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

The following table sets forth the percentages of enterprise and service provider sales for the first quarter of fiscal years 2000 and 1999.

                                   Three months ended September 30,
                                   --------------------------------
                                         1999             1998
                                        -----            ------
          Enterprise Sales               76.3%            51.7%
          Service Provider Sales         23.7             48.3
                                        -----            ------
                                        100.0%           100.0%
                                        -====            ======

Gross Profit

        Gross profit represents net sales less the cost of goods sold, which includes costs of materials, manufacturing overhead, direct labor expenses and contract manufacturing services. Gross profit on product sales (excluding nonrecurring royalty revenue) for the three months ended September 30, 1999 and 1998 were 49.3% and 56.9 % of net sales, respectively. Gross profit for the first quarter of fiscal year 2000 was negatively impacted primarily by lower average selling prices and by lower sales volume over which to absorb manufacturing overhead costs. Management anticipates continued downward pressure on gross profit as a percentage of sales, particularly as the Company pursues OEM opportunities that typically produce lower gross margins.

Operating Expenses

        Research and development. Research and development expense for the first quarter of fiscal year 2000 decreased approximately 8% from the comparable period in the prior year due primarily to a reduced headcount in connection with the restructuring program. The development of new products and features involves a number of risks and uncertainties. There can be no assurance that the Company's research and development expenses will not increase either in actual dollars or as a percentage of sales in future periods.

Sales and marketing. Sales and marketing expense for the first quarter of fiscal year 2000 increased approximately 21% over the comparable period in the prior year due primarily to increased headcount in connection with the rebuilding of the sales force following the restructuring program.

        General and administrative. General and administrative expense for the first quarter of fiscal year 2000 increased approximately 22% over the comparable period in the prior year due primarily to an increased allowance for doubtful accounts receivable.

Net Interest and Other Income (Expense)

        Net interest income increased approximately 16% for the first quarter of fiscal year 2000 from the comparable period of the prior fiscal year due to higher average yields on investments and higher average cash and short-term investment balances.

Income Taxes

        The provision for income taxes relates primarily to the Company's foreign subsidiaries. For the first quarter of fiscal year 2000 it declined 32% from the comparable period of fiscal year 1999 due primarily to reduced sales activity in the Company's Canadian subsidiary. In general, the difference between the U.S. federal statutory rate and the effective U.S. tax rate is due primarily to operating loss and tax credit carryforwards for which no benefit has been recognized in the financial statements.

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

Year 2000

        The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year; accordingly, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal activities.

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

        The Company has surveyed specific major suppliers to assess the potential impact, if any, of Year 2000 non-compliance on the part of such suppliers. None of the vendors responding indicate any expected difficulty in carrying on their business with the Company due to the Year 2000 issue. The Company has not conducted a comprehensive survey of its major customers regarding Year 2000 compliance. The Company believes that there are two predominant sources of third party risk for the Company with respect to the Year 2000 issue. The Company depends on turnkey manufacturers of components for its manufacturing process and disruption of operations at such a supplier, whether due to Year 2000 non compliance or not, could negatively impact the Company's shipment schedule. In the event that the systems of significant suppliers are not converted or modified in a timely manner to make them Year 2000 compliant, there could be a material adverse effect on the Company's business and financial results. The Company has a number of large customers which include end-users, resellers and the Company's OEM partners. Year 2000 noncompliance at such customers' sites could negatively impact sales to such customers by disrupting the networks of such customers or their customers, in the case of OEM partners and resellers. The Company does not have a contingency plan in place to address such events and does not presently intend to create one.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations primarily from the sales of the Company's products and the sale of stock. For the three months ended September 30, 1999, the Company's operating activities used cash of approximately $4 million, due primarily to the net loss for the period, increased inventory and the reduction of current liabilities. Partially offsetting these factors was collection on accounts receivable in excess of sales for the period. At September 30, 1999, the Company had approximately $69 million in working capital, including approximately $47 million in cash and cash equivalents and short-term investments.

        Capital expenditures relating primarily to the purchase of computer equipment, test equipment and computer software amounted to approximately $1.1 million for the first quarter of fiscal year 2000. The Company currently has no material commitments for capital expenditures. However, the Company anticipates spending between $2 million and $3 million during the next twelve months to acquire test equipment, computer equipment, office furniture, tooling and leasehold improvements.

        The Company believes that available cash, cash equivalents and short-term investments together with internally generated cash flow, will be adequate to satisfy its capital requirements for at least the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company maintains investment portfolio holdings consisting primarily of short-term commercial paper. At September 30, 1999, the average maturity of the Company's investments was less than one year. The Company has structured its investment portfolio in such a manner that various securities mature periodically, but not less often than quarterly. The Company believes that the value of the maturing securities will be sufficient to meet any reasonably foreseeable cash requirements that may arise. As a result, the Company believes that it is unlikely that any change in interest rates or other market factors would have a material effect on its financial position, results of operations or cash flow.

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

LIMITED HISTORY OF PROFITABILITY; UNCERTAIN FUTURE PROFITABILITY. The Company has incurred losses in recent quarters. There can be no assurance that the Company will be profitable in future periods. In the past, the Company has expanded its level of operations, resulting in increased fixed costs and operating expenses, with the expectation of increased sales and gross profits. The Company's operating results and net income were adversely impacted as net sales and gross profits did not increase sufficiently to offset such increased expenses. The Company commenced a restructuring program in July 1998 to decrease expenses. The Company completed its restructuring in its second fiscal quarter of 1999. Since then, the Company has increased its investments in sales and marketing and related infrastructures. As the Company increases its operating expenses, the Company's operating results will be adversely affected if revenue and gross profits do not also increase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SUBSTANTIAL COMPETITION. The market for the Company's products is highly competitive and subject to frequent product introductions with improved price or performance characteristics, significant price reductions, rapid technological change and continued emergence of new industry standards. The Company competes directly domestically and internationally with a variety of companies offering multi-service access products including Cisco, Nortel, Memotec, Motorola, Lucent and other companies. The Company expects substantial additional competition from existing competitors and from a number of other companies which may enter the Company's existing or future markets. Many of the Company's current and potential competitors have substantially greater name recognition and financial, marketing, sales, technical and other resources, as well as a larger installed customer base, than the Company. Many of these companies sell directly to end-users, which the Company believes may provide a competitive edge over the Company when marketing either similar products or alternative networking solutions. In addition, many of these companies offer a more comprehensive networking solutions to their customers than the Company. Consolidations in the industry could enhance the capabilities of the Company's competitors. Furthermore, the Company's OEM partners may in the future develop competitive products and may then decide to terminate their relationships with the Company. There can be no assurance that the Company will be able to compete successfully against either current or potential competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

CUSTOMER CONCENTRATION; DEPENDENCE ON PARTNERS. A small number of customers have historically accounted for a substantial portion of the Company's net sales. During the fiscal year ended June 30, 1999 and the three months ended September 30, 1999, the Company's five largest customers collectively accounted for 44% and 47%, respectively, of net sales. In many instances, the Company's major customers in any given period have ordered significantly fewer products in future periods. The Company believes that this has been due, in part, to customers who make large, one-time purchases to set up their communications infrastructure, after which such customers do not require further significant purchases. In addition, the Company believes this may be due to a variety of other factors, including, without limitation, the economic conditions in various countries, particularly those in Asia and South America. Therefore, the Company expects that its major customers will fluctuate from period to period. There can be no assurance that a major customer will not reduce or delay the amount of products ordered from the Company or significantly change the terms upon which the Company and such customer do business. Any such reduction, delay or change could have a material adverse effect on the Company's business.

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

INTERNATIONAL SALES, TARIFF AND REGULATORY MATTERS. Sales of the Company's products to customers outside of North America accounted for approximately 51% and 62% of the Company's net sales for the fiscal year ended June 30, 1999 and the three months ended September 30, 1999, respectively. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, potentially adverse tax consequences and problems in collecting accounts receivable. A significant number of the Company's products are sold or installed in countries, including several in South America and Asia, where political or economic issues have adversely affected, and may in the future adversely affect, the purchasing decision of customers. The Company believes that recent events in Asia and Latin America have adversely impacted, and will continue to adversely impact, the Company's net sales in these regions in the near term. Although the Company's sales are currently denominated in U.S. dollars, fluctuations in currency exchange rates have in the past caused, and could in the future cause, the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country and potentially leading to an extension of payment terms. Furthermore, future international activity may result in foreign currency denominated sales and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. The financial stability of foreign markets could also affect the Company's international sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        The Company's primary internal information systems currently operate with application software and an operating system represented by the respective suppliers as Year 2000 compliant. Costs incurred by the Company to upgrade to compliant versions of such software have not been material. The Company has performed internal testing of each of its products and expects to continue such testing for developing products. Based on its testing to date, the Company believes that its current products are substantially Year 2000 compliant. The Company has not had, and has no present intention to have, its products tested by an independent lab. The Company does not expect that the costs to continue the testing program related to the Year 2000 will have a material impact on operations or financial results. However, the inability of any of the Company's products to process year 2000 data accurately could result in increased costs and liabilities which could have a material adverse effect upon the Company's operations and financial condition. The Company believes that there are two predominant sources of third party risk for the Company with respect to the Year 2000 issue. The Company depends on turnkey manufacturers of components for its manufacturing process and disruption of operations at such a supplier, whether due to Year 2000 non-compliance or not, could negatively impact the Company's shipment schedule and operations. In the event that the systems of significant suppliers are not converted or modified in a timely manner to make the Year 2000 compliant, there could be material adverse effect on the Company's business and financial results. The Company also has a number of large customers which include end-users, resellers and the Company's OEM partners. The Company's top five customers generated 47% of net sales in the first quarter of fiscal year 2000. Year 2000 non-compliance at such customers' sites could negatively impact sales to such customers by disrupting the networks of such customers or their customers, in the case of resellers. The Company has surveyed specific major suppliers to assess the potential impact, if any, of Year 2000 non-compliance on the part of such suppliers. None of the vendors responding indicate any expected difficulty in carrying on their business with the Company due to the Year 2000 issue. The Company has not conducted a comprehensive survey of major customers to assess the potential impact, if any, of Year 2000 non-compliance. Any failure of the Company's suppliers and customers to resolve their Year 2000 problems in a timely manner could result in a material disruption of the Company's business. Any such disruption could have a material adverse effect upon the business and financial results of the Company. In the event that the Company's internal system or systems of significant outside vendors are not converted or modified in a timely manner to make them Year 2000 compliant, there could be a material adverse effect upon the business and financial results of the Company. The Company does not have a contingency plan in place to address such an event and does not presently intend to create one.

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company anticipates that available cash and cash flow from operations will be adequate to satisfy its capital requirements through at least the next twelve months. The Company's future capital requirements will depend on many factors including, but not limited to, the cost of acquisitions of businesses, products and technologies, the levels at which the Company maintains inventory, the market acceptance of the Company's products, the levels of promotion and advertising required to launch such products and attain a competitive position in the marketplace, and the extent to which the Company invests in new technology and improvements to its existing technology. To the extent that existing resources and future earnings are insufficient to fund the Company's activities, the Company may need to raise additional funds through public or private financing including equity financing. If additional funds are raised through the issuance of equity securities, the percentage ownership of then current stockholders of the Company will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders. The Company's lack of authorized Preferred Stock could hinder the Company's ability to obtain financing. If adequate funds are not available, the Company may be required to delay, scale back or eliminate some or all of its research and development, to curtail its operations significantly or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies or potential markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) EXHIBITS:

EXHIBIT
NO.
-------
  3.1      Certificate of Incorporation of the Company. Incorporated by
           reference to Exhibit 3.1 to the Company's Registration Statement on
           Form S-1, Registration No. 33-90394

  3.2 Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No.
           33-90394

  4.1 Speciment certificate representing shares of Common Stock of the Company. Incorporated by reference to Exhibit 4.1 to the Company's
           Registration Statement on Form S-1. Registration No. 33-90394.

 27.1      Financial Data Schedule.

        (b) REPORTS ON FORM 8-K:

            No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 1999                 ACT NETWORKS, INC.



                                        /s/ Martin A. Woll
                                        --------------------------------------
                                        Martin A. Woll
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)

                                        /s/ Robert J. Faulk
                                        --------------------------------------
                                        Robert J. Faulk
                                        Controller
                                        (Duly Authorized Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.
-----------
  27.1           Financial Data Schedule.