Form 10-Q
period 1999-12-31
ACT NETWORKS INC
filed 2000-02-14
CIK 942132

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, AS OF FEBRUARY 8, 2000 WAS 10,344,490.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

                                TABLE OF CONTENTS


                                                                                        PAGE
PART I.    FINANCIAL INFORMATION                                                      NUMBER

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of
           December 31, 1999 and June 30, 1999.............................................3

           Condensed Consolidated Statements of Operations and Comprehensive
           Loss for the Three- and Six-Month Periods Ended December 31, 1999  and 1998.....4

           Condensed Consolidated Statements of Cash Flows
           for the Six-Month Periods Ended December 31, 1999 and 1998......................5

           Notes to Condensed Consolidated
           Financial Statements............................................................6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................................7

Item 3.    Quantitative and Qualitative Disclosures About Market Risks....................11

PART II.   OTHER INFORMATION

Item 1     Legal Proceedings..............................................................13

Item 2     Changes in Securities and Use of Proceeds......................................13

Item 3     Defaults upon Senior Securities................................................13

Item 4     Submission of Matters to a Vote of Security Holders............................13

Item 5     Other Information; Risk Factors................................................14

Item 6.    Exhibits and Reports on Form 8-K...............................................21

SIGNATURE.................................................................................22

EXHIBIT INDEX.............................................................................23

                          PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

                               ACT NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      DECEMBER 31,      JUNE 30,
                                                         1999             1999
                                                      ---------------------------
                                                      (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                            $  17,391        $  33,850
  Marketable securities - available for sale              27,950           17,613
  Accounts receivable, less allowances of $3,284
     in December and $2,440 in June                       10,723           18,309
  Inventory                                               11,361            9,613
  Prepaids and other current assets                        1,867              582
                                                       --------------------------
Total current assets                                      69,292           79,967
Plant, equipment and other improvements:
  Machinery and equipment                                  8,280            7,696
  Furniture and fixtures                                     901            1,318
  Computer software                                        1,902            2,145
  Leasehold improvements                                     191              787
                                                       --------------------------
                                                          11,274           11,946
  Accumulated depreciation and amortization                7,329            8,310
                                                       --------------------------
                                                           3,945            3,636
Goodwill and other intangibles                             1,506            1,769
Other assets                                                 283              269
                                                       --------------------------
Total assets                                           $  75,026        $  85,641
                                                       ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $   1,835        $   6,898
  Accrued payroll and related benefits                       736            1,192
  Other accrued liabilities                                1,234              567
  Deferred income taxes                                       65               65
                                                       --------------------------
Total current liabilities                                  3,870            8,722

Stockholders' equity:
  Common stock and additional paid-in capital            109,232          108,680
  Treasury stock, at cost                                 (2,402)          (2,402)
  Accumulated deficit                                    (35,453)         (29,059)
    Accumulated other comprehensive loss                    (221)            (300)
                                                       --------------------------
Total stockholders' equity                                71,156           76,919
                                                       --------------------------
Total liabilities and stockholders' equity             $  75,026        $  85,641
                                                       ==========================

                             See accompanying notes

                               ACT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      DECEMBER 31,                    DECEMBER 31,
                                                  1999            1998            1999            1998
                                                --------------------------------------------------------

Net sales                                       $  9,767        $ 12,074        $ 22,165        $ 26,010
Cost of goods sold                                 6,124           4,870          12,031          10,875
                                                --------------------------------------------------------
   Gross profit                                    3,643           7,204          10,134          15,135
                                                --------------------------------------------------------

Operating expenses:
  Research and development                         2,624           3,243           5,686           6,566
  Sales and marketing                              3,853           2,831           8,047           6,290
  General and administrative                       1,679           1,530           3,969           3,411
  Impairment and restructuring                        --              --              --             607
                                                --------------------------------------------------------
Total operating expenses                           8,156           7,604          17,702          16,874
                                                --------------------------------------------------------
Loss from operations                              (4,513)           (400)         (7,568)         (1,739)

Other:
  Interest and other income, net                     603             625           1,244           1,176
                                                --------------------------------------------------------

Income (loss) before income taxes                 (3,910)            225          (6,324)           (563)
Provision for (benefit from) income taxes            (52)             --              70             178
                                                --------------------------------------------------------
Net income (loss)                                 (3,858)            225          (6,394)           (741)
Other comprehensive income (loss):
   Foreign currency translation adjustments           88              (7)             79            (160)
                                                --------------------------------------------------------
Comprehensive income (loss)                     $ (3,770)       $    218        $ (6,315)       $   (901)
                                                ========================================================
Net earnings (loss) per share
  Basic                                         $  (0.38)       $    .02        $  (0.62)       $  (0.08)
  Diluted                                       $  (0.38)       $    .02        $  (0.62)       $  (0.08)
                                                ========================================================
Shares used in computing net earnings
(loss) per share
  Basic                                           10,254           9,434          10,237           9,367
  Diluted                                         10,254           9,976          10,237           9,367
                                                ========================================================

                             See accompanying notes

                               ACT NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                         SIX MONTHS ENDED DECEMBER 31,
                                                             1999            1998
                                                         -----------------------------
OPERATING ACTIVITIES
Net loss                                                   $ (6,394)       $   (741)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                             1,477           1,493
    Loss on disposal of assets                                   24              --
    Non-cash charges for warrants and stock options              --              43
    Provision for allowances on accounts receivable             840              54
    Impairment and restructuring charges                         --             607
    Changes in operating assets and liabilities:
        Accounts receivable                                   6,746           1,110
        Inventory                                            (1,748)          2,525
        Prepaid expenses and other current assets            (1,285)           (151)
        Accounts payable, accrued expenses and
          income taxes payable                               (4,852)         (3,691)
                                                           ------------------------
Net cash provided by (used in) operations                    (5,192)          1,249

INVESTING ACTIVITIES
Purchase of marketable securities                           (12,354)         (6,038)
Maturities of marketable securities                           2,017          10,746
Purchase of plant, equipment and other fixed assets          (1,964)           (866)
Decrease (increase) in other assets                             (14)             63
Proceeds from sale of assets                                    417              --
                                                           ------------------------
Net cash provided by (used in) investing activities         (11,898)          3,905

FINANCING ACTIVITIES
Proceeds from exercise of stock warrants and options            552           1,684
                                                           ------------------------
Net cash provided by financing activities                       552           1,684
Net impact of foreign exchange rate changes on cash              79            (160)
                                                           ------------------------
Net increase (decrease) in cash                             (16,459)          6,678
Cash and cash equivalents at beginning of the period         33,850          35,018
                                                           ------------------------
Cash and cash equivalents at end of the period             $ 17,391        $ 41,696
                                                           ========================

                             See accompanying notes

                               ACT NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year or for any future period. For further information, refer to the financial statements and footnotes thereto included in the Company's most recent annual report on Form 10-K.

The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.      INVENTORIES

The components of inventory consist of the following (in thousands):

                                              DECEMBER 31, 1999    JUNE 30, 1999
        Purchased parts                           $ 1,984            $ 2,076
        Sub-assemblies and finished goods           9,377              7,537
                                                  -------             ------
                                                  $11,361             $9,613
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

Included in the Company's December 31, 1998 net loss were certain restructuring charges of $607,000, primarily as a result of severance-related expenses.

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

        The Company is migrating toward two principal product families, NetPerformer and ServiceXchange, which share a common technology foundation but are targeted at different market segments. NetPerformer is a family of multi-service access products targeted at enterprise customers who need to integrate and transport voice, fax, LAN and SNA data over private or public Frame Relay, IP or ATM networks. ServiceXchange addresses the needs of service providers who are especially focused on transporting large volumes of voice traffic cost effectively over Frame Relay or IP backbones. Within each family, both chassis-based and stand-alone configurations are offered to serve specific customer requirements for price, performance, density and feature set.

        The Company's future results will be dependent upon a variety of factors including, without limitation, the Company's ability to develop and release new products in a timely manner and within anticipated budgets. While the Company has released new products in fiscal 2000, there can be no assurance that such products will achieve market acceptance. Additionally, the Company anticipates releasing new products in the future. There can be no assurance that such products will be released when anticipated or that such products will achieve market acceptance.

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

        Sales to customers outside of North America accounted for approximately 62% and 51% of the Company's net sales for the three month period ended December 31, 1999 and the fiscal year ended June 30, 1999, respectively. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, problems and delays in collecting accounts receivable and economic downturns in foreign markets. A significant number of the Company's products are sold or installed in countries, including several in South America and Asia, where political or economic issues have adversely affected, and may in the future adversely affect, the purchasing decision of the customer. In addition, fluctuations in currency exchange rates have caused, and may in the future cause, the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

        A small number of customers have historically accounted for a substantial portion of the Company's net sales. During the quarters ended December 31, 1999 and 1998, the Company's five largest customers collectively accounted for 48% and 38%, respectively, of net product sales, and ten percent customers accounted for 28% and 15%, respectively, of net product sales. Any reduction, delay or change in orders from significant customers, such as the Company has experienced in the past, could have a material adverse effect on the Company's business.

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

        Included in the Company's December 31, 1998 net loss were certain restructuring charges of $607,000 related to employee terminations.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentage of net sales represented by each item in the Company's statement of operations.

                                      Three Months Ended Dec. 31,    Six Months Ended Dec. 31,
                                         1999           1998           1999           1998
                                         ----           ----           ----           ----
Net sales ...........................    100.0%         100.0%         100.0%         100.0%
Cost of goods sold ..................     62.7           40.3           54.3           41.8
Gross profit ........................     37.3           59.7           45.7           58.2
Operating expenses:
   Research and development .........     26.9           26.9           25.7           25.3
   Sales and marketing ..............     39.4           23.4           36.3           24.2
   General and administrative .......     17.2           12.7           17.9           13.1
   Impairment and restructuring .....     --             --             --              2.3
                                         -----          -----          -----          -----
Total operating expenses ............     83.5           63.0           79.9           64.9
Loss from operations ................    (46.2)          (3.3)         (34.1)          (6.7)
Net interest and other income .......      6.2            5.2            5.6            4.5
                                         -----          -----          -----          -----
Income (loss) before taxes ..........    (40.0)           1.9          (28.5)          (2.2)
Provision for income taxes ..........     (0.5)          --              0.3           (0.6)
                                         -----          -----          -----          -----
Net income (loss) ...................    (39.5)%          1.9%         (28.8)%         (2.8)%
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

        Net sales decreased 19% and 15% for the three and six months ended December 31, 1999, respectively, from the comparable periods in the previous year. The decreases are due primarily to lower unit volumes and lower average selling prices. For the quarter ended December 31, 1999, increased sales in Asia Pacific, Europe and Latin America were more than offset by a decrease in domestic sales.

        The following table sets forth the percentages of domestic and international sales for the three and six month periods of fiscal years 2000 and 1999.

                                   Three Months Ended         Six Months Ended
                                       December 31,             December 31,
                                   ---------------------------------------------
                                    1999         1998        1999          1998
                                   ---------------------------------------------
        Domestic Sales               38.3%       52.1%       38.3%         46.6%
        International Sales          61.7        47.9        61.7          53.4
                                   ---------------------------------------------
                                    100.0%      100.0%      100.0%        100.0%
                                   =============================================

        The Company also classifies its sales by customer. In general, the Company's end users are either enterprise customers, who acquire the Company's products for use in their own networks, or service providers, who use the Company's products to provide telecommunications services to third parties. Service providers include alternate service providers (such as wholesale long distance carriers and call back operators), value added network services providers, CLECs, ILECs, CAPs, ISPs and IXCs.

        The following table sets forth the percentages of enterprise and service provider sales for the three and six month periods of fiscal years 2000 and 1999.

                                   Three Months Ended         Six Months Ended
                                       December 31,             December 31,
                                   ---------------------------------------------
                                    1999        1998        1999          1998
                                   ---------------------------------------------
        Enterprise Sales             69.4%       48.0%       70.5%         50.0%
        Service Provider Sales       30.6        52.0        29.5          50.0
                                   ---------------------------------------------
                                    100.0%      100.0%      100.0%        100.0%
                                   ============================================

Gross Profit

        Gross profit represents net sales less the cost of goods sold, which includes costs of materials, manufacturing overhead, direct labor expenses and contract manufacturing services. Gross profit was 37.3% and 59.7% of net sales for the quarters ended December 31, 1999 and 1998, respectively, and 45.7% and 58.2% of net sales for the six months ended December 31, 1999 and 1998, respectively. Gross profit for the quarter ended December 31, 1999 was negatively impacted by (i) an inventory write-down of $1,184,000 which resulted primarily from a decrease in sales of products being discontinued, (ii) lower average selling prices and (iii) lower sales volume over which to absorb manufacturing overhead costs. Gross profit for the six months ended December 31, 1999 was negatively impacted by the same factors, partially offset by $750,000 of non-recurring royalty revenue recognized in the quarter ended September 30, 1999.

Operating Expenses

        Research and development. Research and development expense for the three and six month periods ended December 31, 1999 decreased approximately 19% and 13%, respectively, from the comparable periods in the prior fiscal year due primarily to consolidation of the Company's California engineering locations and completion of the new NetPerformer products development cycle. The development of new products and features involves a number of risks and uncertainties. There can be no assurance that the Company's research and development expenses will not increase either in actual dollars or as a percentage of sales in future periods.

        Sales and marketing. Sales and marketing expense for the three and six month periods ended December 31, 1999 increased approximately 36% and 28%, respectively, from the comparable periods in the prior fiscal year due primarily to increased headcount and an increase in expenses related to the Company's Australian subsidiary, acquired in January, 1999.

        General and administrative. General and administrative expense for the three and six month periods ended December 31, 1999 increased approximately 10% and 16%, respectively, from the comparable periods in the prior fiscal year. The increase in expenses for the three month period ended December 31, 1999 was due primarily to increased headcount and the increase for the six month period ended December 31, 1999 was due primarily to increased headcount and an increased allowance for doubtful accounts receivable.

Net Interest and Other Income (Expense)

        Net interest income for the quarter ended December 31, 1999 decreased approximately 4% from the comparable period in the prior fiscal year due to a lower average investment in interest earning securities. Net interest income for the six months ended December 31, 1999 increased approximately 6% from the comparable period in the prior fiscal year, primarily due to increased investments and slightly higher average yields.

Income Taxes

        The provision for income taxes relates primarily to the Company's foreign subsidiaries. The benefit from income taxes for the quarter ended December 31, 1999 is primarily due to an adjustment in the amount of income taxes the Company expects to pay in Australia. For the six months ended December 31, 1999, income tax expense declined approximately 61% from the comparable period in the prior year, primarily due to lower taxable income in the Company's Canadian subsidiary. In general, the difference between the U.S. federal statutory rate and the effective U.S. tax rate is due primarily to operating loss and tax credit carryforwards for which no benefit has been recognized in the financial statements.

Inflation

        Although management cannot accurately anticipate the effect of inflation on its operations, to date inflation has not had a material effect on product sales or results of operations.

Foreign currency transactions

        Because of its operations in foreign countries, especially in Canada, the Company faces exposure to changes in foreign currency exchange rates. The Company maintains engineering and other technical operations in its office in Quebec, Canada, which operations are funded from the United States. Should the exchange rate between the United States dollar and the Canadian dollar fluctuate, the Company's reported expenses would also fluctuate.

YEAR 2000

        To date, the Company has not experienced any significant problems related to the Year 2000 issue. The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year; accordingly, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal activities.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations primarily from the sales of the Company's products and the sale of stock. For the six months ended December 31, 1999, the Company's operating activities used cash of approximately $5.2 million, due primarily to the net loss for the period, increased inventory, and the reduction of current liabilities, partially offset by collections of accounts receivable in excess of revenue for the period. At December 31, 1999, the Company had approximately $65.4 million in working capital, including approximately $45.3 million in cash and cash equivalents and short-term investments.

        Capital expenditures relating primarily to the purchase of computer equipment, test equipment and computer software amounted to approximately $2.0 million for the first six months of fiscal year 2000. The Company currently has no material commitments for capital expenditures. However, the Company anticipates spending between $2 million and $3 million during the next twelve months to acquire test equipment, computer equipment, office furniture, tooling and leasehold improvements.

        The Company believes that available cash, cash equivalents and short-term investments together with internally generated cash flow, will be adequate to satisfy its capital requirements for at least the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company maintains investment portfolio holdings consisting primarily of short-term commercial paper. At December 31, 1999, the average maturity of the Company's investments was less than one year. The Company has structured its investment portfolio in such a manner that various securities mature periodically, but not less often than quarterly. The Company believes that the value of the maturing securities will be sufficient to meet any reasonably foreseeable cash requirements that may arise. As a result, the Company believes that it is unlikely that any change in interest rates or other market factors would have a material effect on its financial position, results of operations or cash flow.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS. NONE.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.


        At the Company's Annual Meeting of Stockholders held on November 23, 1999, the following matters were submitted and voted on by security holders and were adopted:

        A. The approval of a 200,000 share increase to the 1997 Stock Incentive Plan.

               The results of the vote are as follows:

                     FOR          AGAINST        ABSTAIN      BROKER NON-VOTES
                     ---          -------        -------      ----------------
                  7,095,132      2,111,520        34,998          140,315

        B. The election of Arch J. McGill as a director of the Company to serve until the 2002 Meeting and until his respective successor has been elected and qualified was carried.

                    NAME                            FOR           WITHHELD
                    ----                            ---           --------
                    Archibald J. McGill          8,544,540        837,425

        C. The ratification of Ernst & Young, LLP as independent auditors of the Company for the fiscal year ending June 30, 2000.

               The results of the vote are as follows:

                       FOR           AGAINST          ABSTAIN
                       ---           -------          -------
                    9,385,800         6,825           21,750

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

SUBSTANTIAL COMPETITION. The market for the Company's products is highly competitive and subject to frequent product introductions with improved price or performance characteristics, significant price reductions, rapid technological change and continued emergence of new industry standards. The Company competes directly domestically and internationally with a variety of companies offering multi-service ACCESS products including Cisco Systems, Inc., Nortel Telecom, Motorola Information Systems Group, Lucent Technologies, Inc. ("Lucent") and other companies. The Company expects substantial additional competition from existing competitors and from a number of other companies which may enter the Company's existing or future markets. Many of the Company's current and potential competitors have substantially greater name recognition and financial, marketing, sales, technical and other resources, as well as a larger installed customer base, than the Company. Many of these companies sell directly to end-users, which the Company believes may provide a competitive edge over the Company when marketing either similar products or alternative networking solutions. In addition, many of these companies offer a more comprehensive networking solutions to their customers than the Company. Consolidations in the industry could enhance the capabilities of the Company's competitors. Furthermore, the Company's OEM partners may in the future develop competitive products and may then decide to terminate their relationships with the Company. There can be no assurance that the Company will be able to compete successfully against either current or potential competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

CUSTOMER CONCENTRATION; DEPENDENCE ON PARTNERS. A small number of customers have historically accounted for a substantial portion of the Company's net sales. During the fiscal year ended June 30, 1999 and the three months ended December 31, 1999, the Company's five largest customers collectively accounted for 44% and 48%, respectively, of net sales. In many instances, the Company's major customers in any given period have ordered significantly fewer products in future periods. The Company believes that this has been due, in part, to customers who make large, one-time purchases to set up their communications infrastructure, after which such customers do not require further significant purchases. In addition, the Company believes this may be due to a variety of other factors, including, without limitation, the economic conditions in various countries, particularly those in Asia and South America. Therefore, the Company expects that its major customers will fluctuate from period to period. There can be no assurance that a major customer will not reduce or delay the amount of products ordered from the Company or significantly change the terms upon which the Company and such customer do business. Any such reduction, delay or change could have a material adverse effect on the Company's business.

        The Company's sales and marketing strategy is to focus on developing distribution channels with major communications companies. The Company has entered into reseller/OEM agreements with Lucent and FORE and is allocating significant resources to these relationships. The reseller/OEM agreements do not require minimum purchases. There is no assurance that Lucent or FORE will become or will continue to be significant customers of the Company. There is no assurance that significant customers will continue to purchase the Company's products. Any reduction or delay in sales of the Company's products to significant customers could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, there can be no assurance that the Company will retain its current OEM partners or that it will be able to establish relationships with new partners or replace its current partners. The loss of one or more of the Company's OEM partners or resellers could have a material adverse effect on the Company's business, operating results and financial condition. The Company generally realizes a lower gross margin on sales to its OEM partners. Accordingly, if the Company's OEM partners were to account for an increased portion of the Company's revenue, its gross margins would decline.

RELIANCE ON THIRD PARTY SUPPLIERS. The Company relies on third party suppliers who supply the components used in the Company's products. The unavailability of certain components from current suppliers, especially custom designed components for the Company, could result in delays in the shipment of the Company's products as well as additional expenses associated with obtaining and qualifying a new supplier. For example, in the three month period ended December 31, 1999, the Company experienced delays in the introduction of its new NetPerformer products as a result of defective central processing units from a key supplier. In addition, certain key components used in the Company's products are available only from single sources and the Company does not have long term contracts ensuring the supply of such components. As the Company typically maintains less than 90 days supply of such components, there can be no assurance that components will be available to meet the Company's future requirements at favorable prices, if at all. The Company's inability to obtain components in a timely manner would materially and adversely affect the Company's business and financial condition. In addition, any significant increase in component prices could also adversely affect the Company's results of operations. The Company's ability to offer an integrated, cost effective networking solution is based, in part, on its ability to sell such products as part of its present line. The Company's inability to source these products at satisfactory quality and quantity levels and with the appropriate lead time would adversely affect the Company's business, operating results and financial condition.

DEPENDENCE ON CONTRACT MANUFACTURING. The Company's operational strategy is to further rely on outsourcing of its manufacturing. The Company also intends to streamline its manufacturing operations by focusing on a small number of manufacturing contractors. Accordingly, the risks associated with reliance on sole sources are expected to increase. Any interruption or delay by the Company's contract manufacturers could have a material adverse effect upon the Company's business, operating results and financial condition. The Company may experience problems with its contract manufacturers, such as inferior quality, insufficient quantities and late delivery of product. For example, in the three month period ended December 31, 1999, the Company experienced delays in the introduction of its new NetPerformer products as a result of a key contract manufacturer's internal transition issues. While such problems have not resulted in any material liabilities from the Company to its customers and end-users to date, there can be no assurance that such problems will not generate material liabilities for the Company or adversely impact the Company's relations with customers and end-users in the future.

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

INTERNATIONAL SALES, TARIFF AND REGULATORY MATTERS. Sales of the Company's products to customers outside of North America accounted for approximately 51% and 62% of the Company's net sales for the fiscal year ended June 30, 1999 and the three month period ended December 31, 1999, respectively. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, potentially adverse tax consequences and problems in collecting accounts receivable. A significant number of the Company's products are sold or installed in countries, including several in South America and Asia, where political or economic issues have adversely affected, and may in the future adversely affect, the purchasing decision of customers. Although the Company's sales are currently denominated in U.S. dollars, fluctuations in currency exchange rates have in the past caused, and could in the future cause, the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country and potentially leading to an extension of payment terms. Furthermore, future international activity may result in foreign currency denominated sales and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. The financial stability of foreign markets could also affect the Company's international sales.

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

YEAR 2000. To date, the Company has not experienced any significant problems related to the Year 2000 issue. The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year; accordingly, computer programs that have time-sensitive software or firmware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations including, among other things, an inability to process transactions, send invoices or engage in similar normal activities.

        The Company's primary internal information systems currently operate with application software and an operating system represented by the respective suppliers as Year 2000 compliant. Costs incurred by the Company to upgrade to compliant versions of such software have not been material. The Company has performed internal testing of each of its products and expects to continue such testing for developing products. Based on its testing to date, the Company believes that its current products are substantially Year 2000 compliant. The Company has not had, and has no present intention to have, its products tested by an independent lab. The Company does not expect that the costs to continue the testing program related to the Year 2000 will have a material impact on operations or financial results. However, the inability of any of the Company's products to process year 2000 data accurately could result in increased costs and liabilities which could have a material adverse effect upon the Company's operations and financial condition. The Company believes that there are two predominant sources of third party risk for the Company with respect to the Year 2000 issue. The Company depends on turnkey manufacturers of components for its manufacturing process and disruption of operations at such a supplier, whether due to Year 2000 non-compliance or not, could negatively impact the Company's shipment schedule and operations. In the event that the systems of significant suppliers are not converted or modified in a timely manner to make the Year 2000 compliant, there could be material adverse effect on the Company's business and financial results. The Company also has a number of large customers which include end-users, resellers and the Company's OEM partners. The Company's top five customers generated 48% of net sales in the second quarter of fiscal year

2000. Year 2000 non-compliance at such customers' sites could negatively impact sales to such customers by disrupting the networks of such customers or their customers, in the case of resellers. The Company has surveyed specific major suppliers to assess the potential impact, if any, of Year 2000 non-compliance on the part of such suppliers. None of the vendors responding indicate any expected difficulty in carrying on their business with the Company due to the Year 2000 issue. The Company has not conducted a comprehensive survey of major customers to assess the potential impact, if any, of Year 2000 non-compliance. Any failure of the Company's suppliers and customers to resolve their Year 2000 problems in a timely manner could result in a material disruption of the Company's business. Any such disruption could have a material adverse effect upon the business and financial results of the Company. In the event that the Company's internal system or systems of significant outside vendors are not converted or modified in a timely manner to make them Year 2000 compliant, there could be a material adverse effect upon the business and financial results of the Company. The Company does not have a contingency plan in place to address such an event and does not presently intend to create one. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

27.1        Financial Data Schedule.

       (b)     REPORTS ON FORM 8-K:

               No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: February 11, 2000                ACT NETWORKS, INC.


                                       /s/ Robert J. Faulk
                                       ----------------------------------------
                                       Robert J. Faulk
                                       Chief Financial Officer and
                                       Vice President, Finance
                                       (Duly Authorized Officer and Principal
                                       Financial Officer)


                                       /s/ William W. Frederick
                                       ----------------------------------------
                                       William W. Frederick
                                       Corporate Controller
                                       (Duly Authorized Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT NO.
-----------
  27.1        Financial Data Schedule.