Form 10-Q
period 2000-03-31
ACT NETWORKS INC
filed 2000-05-15
CIK 942132

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                YES     NO
                                    ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, AS OF MAY 8, 2000 WAS 10,505.793.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

================================================================================

                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                       NUMBER
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of
          March 31, 2000 and June 30, 1999..................................................3

          Condensed Consolidated Statements of Operations and Comprehensive Loss
          for the Three- and Nine-Month Periods Ended March 31, 2000 and 1999...............4

          Condensed Consolidated Statements of Cash Flows
          for the Nine-Month Periods Ended March 31, 2000 and 1999..........................5

          Notes to Condensed Consolidated Financial Statements..............................6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................................8

Item 3.   Quantitative and Qualitative Disclosures About Market Risks......................12

PART II.  OTHER INFORMATION

Item 1    Legal Proceedings................................................................13

Item 2    Changes in Securities and Use of Proceeds........................................13

Item 3    Defaults upon Senior Securities..................................................13

Item 4    Submission of Matters to a Vote of Security Holders..............................13

Item 5    Other Information; Risk Factors..................................................14

Item 6.   Exhibits and Reports on Form 8-K.................................................21

SIGNATURE..................................................................................22

EXHIBIT INDEX..............................................................................23

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                               ACT NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                    MARCH 31,    JUNE 30,
                                                      2000         1999
                                                    ---------    ---------
                                                   (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                        $  23,543    $  33,850
   Marketable securities - available for sale          22,839       17,613
   Accounts receivable, less allowances of $3,542
      in March and $2,440 in June                      13,379       18,309
   Inventory                                           10,012        9,613
   Prepaids and other current assets                    1,853          582
                                                    ---------    ---------
Total current assets                                   71,626       79,967
Plant, equipment and other improvements:
   Machinery and equipment                              8,426        7,696
   Furniture and fixtures                                 913        1,318
   Computer software                                    1,967        2,145
   Leasehold improvements                                 231          787
                                                    ---------    ---------
                                                       11,537       11,946
   Accumulated depreciation and amortization            7,751        8,310
                                                    ---------    ---------
                                                        3,786        3,636
Goodwill and other intangibles                          1,241        1,769
Other assets                                              154          269
                                                    ---------    ---------
Total assets                                        $  76,807    $  85,641
                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                 $   1,882    $   6,898
   Accrued payroll and related benefits                   987        1,192
   Other accrued liabilities                            1,205          567
   Income Taxes Payable                                   601           --
   Deferred income taxes                                   65           65
                                                    ---------    ---------
Total current liabilities                               4,740        8,722

Stockholders' equity:
   Common stock and additional paid-in capital        108,152      106,278
   Accumulated deficit                                (35,918)     (29,059)
   Accumulated other comprehensive loss                  (167)        (300)
                                                    ---------    ---------
Total stockholders' equity                             72,067       76,919
                                                    ---------    ---------
Total liabilities and stockholders' equity          $  76,807    $  85,641
                                                    =========    =========


                             See accompanying notes.

                               ACT NETWORKS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     MARCH 31,               MARCH 31,

                                                 2000        1999        2000        1999
                                               --------    --------    --------    --------
Net sales                                      $ 12,644    $ 15,103    $ 34,809    $ 41,113
Cost of goods sold                                5,883       6,294      17,913      17,168
                                               --------    --------    --------    --------
   Gross profit                                   6,761       8,809      16,896      23,945
                                               --------    --------    --------    --------

Operating expenses:
   Research and development                       2,410       3,150       8,096       9,716
   Sales and marketing                            3,596       3,894      11,643      10,185
   General and administrative                     1,692       1,847       5,661       5,258
   Impairment and restructuring                      --          --          --         607
                                               --------    --------    --------    --------
Total operating expenses                          7,698       8,891      25,400      25,766
                                               --------    --------    --------    --------
Loss from operations                               (937)        (82)     (8,504)     (1,821)

Other:
   Interest and other income, net                   595         660       1,838       1,836
                                               --------    --------    --------    --------

Income (loss) before income taxes                  (342)        578      (6,666)         15
Provision for (benefit from) income taxes           123         (34)        193         144
                                               --------    --------    --------    --------
Net income (loss)                                  (465)        612      (6,859)       (129)
Other comprehensive income (loss):
   Foreign currency translation adjustments          54          94         133         (66)
                                               --------    --------    --------    --------
Comprehensive income (loss)                    $   (411)   $    706    $ (6,726)   $   (195)
                                               ========    ========    ========    ========
Net earnings (loss) per share
   Basic                                       $  (0.04)   $    .06    $  (0.67)   $  (0.01)
   Diluted                                     $  (0.04)   $    .06    $  (0.67)   $  (0.01)
                                               ========    ========    ========    ========
Shares used in computing net earnings (loss)
 per share
   Basic                                         10,383       9,757      10,285       9,494
   Diluted                                       10,383      10,603      10,285       9,494
                                               ========    ========    ========    ========


                             See accompanying notes

                               ACT NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                          NINE MONTHS ENDED
                                                              MARCH 31,

                                                          2000        1999
                                                        --------    --------
OPERATING ACTIVITIES
Net loss                                                $ (6,859)   $   (129)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                         2,164       2,228
     Loss on disposal of assets                               24          --
     Non-cash charges for warrants and stock options          --          43
     Provision for allowances on accounts receivable       1,126         713
     Impairment and restructuring charges                     --         607
     Changes in operating assets and liabilities:
         Accounts receivable                               3,804      (3,648)
         Inventory                                          (399)      3,010
         Prepaid expenses and other current assets        (1,271)        825
         Accounts payable, accrued expenses and
          income taxes payable                            (3,982)     (2,738)
                                                        --------    --------
Net cash provided by (used in) operations                 (5,393)        911

INVESTING ACTIVITIES
Purchase of marketable securities                        (26,797)    (14,686)
Maturities of marketable securities                       21,571      13,003
Purchase of plant, equipment and other fixed assets       (2,227)     (1,269)
Decrease in other assets                                     116          60
Proceeds from sale of assets                                 416          --
                                                        --------    --------
Net cash used in investing activities                     (6,921)     (2,892)

FINANCING ACTIVITIES
Proceeds from exercise of stock warrants and options       1,874       4,733
                                                        --------    --------
Net cash provided by financing activities                  1,874       4,733
Net impact of foreign exchange rate changes on cash          133         (66)
                                                        --------    --------
Net increase (decrease) in cash                          (10,307)      2,686
Cash and cash equivalents at beginning of the period      33,850      35,018
                                                        --------    --------
Cash and cash equivalents at end of the period          $ 23,543    $ 37,704
                                                        ========    ========

                             See accompanying notes

                               ACT NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year or for any future period. For further information, refer to the financial statements and footnotes thereto included in the Company's most recent annual report on Form 10-K.

The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.       INVENTORIES

The components of inventory consist of the following (in thousands):

                                               MARCH 31, 2000    JUNE 30, 1999

          Purchased parts                          $ 2,214          $2,076
          Sub-assemblies and finished goods          7,888           7,537
                                                   -------          ------
                                                   $10,012          $9,613
                                                   =======          ======

3.       NET LOSS PER SHARE

"Basic earnings (loss) per share" is based upon the weighted average number of common shares outstanding during the period. "Diluted earnings (loss) per share" is based upon the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares are outstanding stock options under the Company's stock option plans, which are included under the treasury stock method, when dilutive. For the three months ended March 31,2000 and the nine months ended March 31, 2000 and 1999, potential common shares are excluded from the calculation of diluted loss per share because their effect would be antidilutive.

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

Included in the Company's net loss for the nine month period ended March 31, 1999 were certain restructuring charges of $607,000, taken in the first quarter primarily as a result of severance-related expenses.

5.       INCOME TAXES

The provision for income taxes differs from the federal statutory rate due primarily to foreign income taxes related to the Company's Canadian subsidiary and to net operating losses not benefited.

6.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 ("SFAS 133"). "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not believe this will have a material effect on the Company's results of operations or financial position. Implementation of this standard has recently been delayed by the FASB for a twelve-month period. The Company will now be required to adopt SFAS 133 for its first quarterly filing of fiscal 2001.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the first quarter of fiscal 2001. Management does not expect the adoption of SAB 101 to have a material effect on the Company's results of operations or financial position.

7.       SUBSEQUENT EVENT

Pursuant to an Agreement and Plan of Merger and Reorganization dated as of May 1, 2000, (the "Merger Agreement"), by and among Clarent Corporation ("Clarent"), Copper Acquisition Sub, Inc. ("Merger Sub") and the Company, Merger Sub will merge with and into the Company, with the separate corporate existence of Merger Sub ceasing and the Company continuing as the surviving corporation and a wholly-owned subsidiary of Clarent. At the effective time of the Merger (the "Effective Time"), each share of the Company's common stock issued and outstanding immediately prior to the Effective Time will be converted automatically into the right to receive 0.2546 (the "Exchange Ratio") shares of Clarent's common stock. The Exchange Ratio will be subject to a "collar" providing for a maximum and minimum value of Clarent common stock to be exchanged for each share of the Company's common stock of $18.00 and $14.00 respectively, based on the closing price of Clarent's common stock on the day preceding the Effective Time. The value of the transaction based on the closing price of Clarent's common stock on the date of the Merger Agreement is approximately $189 million.

The consummation of the Merger is subject to various closing conditions, including approval by the Company's stockholders and expiration of or early termination of the waiting period required under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended.

The Company has granted Clarent an option to acquire up to 19.9% of the outstanding shares of Company common stock at an exercise price of $16 per share, exercisable upon the occurrence of certain events. The Company has agreed to pay Clarent a fee of $5.5 million if the Merger is not consummated and certain events have occurred. In addition, stockholders of the Company holding an aggregate of approximately 1% of the outstanding shares of the Company common stock have agreed to vote for the adoption of the Merger Agreement.

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

GENERAL

         ACT develops, manufactures and markets multi-service Customer Premise Equipment (CPE) access products, which support a broad range of integrated voice, video and data networking applications. Service providers and enterprise customers use the Company's products to build converged networks that are bandwidth efficient, cost-effective and easy to manage. The Company's award-winning NetPerformer and ServiceXchange product lines incorporate advanced voice and data compression algorithms, enhanced switching and traffic management capabilities, and state-of-the-art telephony integration technologies that provide the highest voice quality for voice-over-packet and data solutions.

       The Company's two principal product families, NetPerformer and ServiceXchange share a common technology foundation but are targeted at different market segments. NetPerformer is a family of multi-service access products targeted at enterprise customers who need to integrate and transport voice, fax, LAN and SNA data over private or public Frame Relay, IP or ATM networks. ServiceXchange addresses the needs of service providers who are especially focused on transporting large volumes of voice traffic cost effectively over Frame Relay or IP backbones. Within each family, both chassis-based and stand-alone configurations are offered to serve specific customer requirements for price, performance, density and feature set.

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

         Sales to customers outside of North America accounted for approximately 52% and 51% of the Company's net sales for the three month period ended March 31, 2000 and the fiscal year ended June 30, 1999, respectively. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, problems and delays in collecting accounts receivable and economic downturns in foreign markets. A significant number of the Company's products are sold or installed in countries, including several in South America and Asia, where political or economic issues have adversely affected, and may in the future adversely affect, the purchasing decision of the customer. In addition, fluctuations in currency exchange rates have caused, and may in the future cause, the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

         A small number of customers have historically accounted for a substantial portion of the Company's net sales. During the quarters ended March 31, 2000 and 1999, the Company's five largest customers collectively accounted for 57% and 68%, respectively, of net product sales, and ten percent customers accounted for 45% and 48%, respectively, of net product sales. One customer accounted for approximately 36% of the Company's net sales in the quarter ended March 31, 1999. Any reduction, delay or change in orders from significant customers, such as the Company has experienced in the past, could have a material adverse effect on the Company's business.

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

         Included in the Company's net loss for the nine month period ended March 31, 1999 were certain restructuring charges of $607,000, primarily related to severance expenses.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of net sales represented by each item in the Company's statement of operations.

                                            Three Months Ended   Nine Months Ended
                                                 Mar. 31,            Mar. 31,

                                              2000      1999      2000      1999
                                              -----     -----     -----     -----
Net sales.................................    100.0%    100.0%    100.0%    100.0%
Cost of goods sold........................     46.5      41.7      51.5      41.8
Gross profit..............................     53.5      58.3      48.5      58.2
Operating expenses:
   Research and development...............     19.1      20.8      23.3      23.6
   Sales and marketing....................     28.4      25.8      33.4      24.8
   General and administrative.............     13.4      12.2      16.3      12.8
   Impairment and restructuring...........       --        --        --       1.5
                                              -----     -----     -----     -----
Total operating expenses..................     60.9      58.8      73.0      62.7
Loss from operations......................     (7.4)     (0.5)    (24.5)     (4.5)
Net interest and other income.............      4.7       4.3       5.3       4.5
                                              -----     -----     -----     -----
Income (loss) before taxes................     (2.7)      3.8     (19.2)      0.0
Provision for (benefit from) income taxes.      1.0      (0.2)      0.6       0.3
                                              -----     -----     -----     -----
Net income (loss).........................     (3.7)%     4.0%    (19.8)%    (0.3)%
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

         Net sales decreased 16% and 15% for the three and nine months ended March 31, 2000, respectively, from the comparable periods in the previous year. The decrease from quarter to quarter was due to lower unit volumes, partially offset by higher average selling prices. The higher average selling prices in the quarter ended March 31, 2000, is primarily due to product mix. The Company anticipates that, in general, the average sales price for its products will decrease over time due to competition and other factors. Also, one customer accounted for approximately 36% of the Company's net sales in the quarter ended March 31, 1999. The largest customer in the quarter ended March 31, 2000, accounted for approximately 18% of the Company's net sales. The decrease for the nine month period was due to lower volume and average selling prices, partially offset by $750,000 of non-recurring royalty revenue recognized in the quarter ended September 30, 1999. For the quarter ended March 31, 2000, increased sales in Asia Pacific and Latin America were more than offset by a decrease in domestic sales.

         The following table sets forth the percentages of domestic and international sales for the three and nine month periods of fiscal years 2000 and 1999:

                                Three Months Ended      Nine Months Ended
                                    March 31,              March 31,
                                ------------------      -----------------
                                  2000     1999          2000     1999
                                  -----    -----         -----    -----
          Domestic Sales           47.8%    68.6%         41.7%    54.7%
          International Sales      52.2     31.4          58.3     45.3
                                  -----    -----         -----    -----
                                  100.0%   100.0%        100.0%   100.0%
                                  =====    =====         =====    =====

         The Company also classifies its sales by customer type. In general, the Company's end users are either enterprise customers, who acquire the Company's products for use in their own networks, or service providers, who use the Company's products to provide telecommunications services to third parties. Service providers include alternate service providers (such as wholesale long distance carriers and call back operators), value added network services providers, CLECs, ILECs, CAPs, ISPs and IXCs.

         The following table sets forth the percentages of enterprise and service provider sales for the three and nine month periods of fiscal years 2000 and 1999:

                                       Three Months Ended      Nine Months Ended
                                            March 31,               March 31,
                                       ------------------      -----------------
                                        2000        1999        2000        1999
                                        -----       -----       -----       -----
          Enterprise Sales               54.9%       60.6%       64.1%       53.9%
          Service Provider Sales         45.3        39.4        35.9        46.1
                                        -----       -----       -----       -----
                                        100.0%      100.0%      100.0%      100.0%
                                        =====       =====       =====       =====

Gross Profit

         Gross profit represents net sales less cost of goods sold, which includes costs of materials, manufacturing overhead, direct labor expenses and contract manufacturing services. Gross profit was 53.5% and 58.3% of net sales for the quarters ended March 31, 2000 and 1999, respectively, and 48.5% and 58.2% of net sales for the nine months ended March 31, 2000 and 1999, respectively. Gross profit percentage for the quarter ended March 31, 2000 was lower than the comparable quarter of the prior fiscal year primarily due to sales in the prior year of inventory for amounts greater than the estimated net realizable value to which such inventory had been previously written down. Gross profit for the nine months ended March 31, 2000 was negatively impacted by the same factor, an inventory writedown of $1,184,000 which resulted primarily from a decrease in sales of products being discontinued, and lower sales volume over which to absorb manufacturing overhead expenses. These factors were partially offset by $750,000 of non-recurring royalty revenue recognized in the quarter ended September 30, 1999. Management anticipates downward pressure on gross profit as a percentage of sales, particularly as the Company pursues OEM opportunities with strategic partners that typically produce lower gross margins.

Operating Expenses

         Research and development. Research and development expense for the three and nine month periods ended March 31, 2000 decreased approximately 24% and 17%, respectively, from the comparable periods in the prior fiscal year due primarily to consolidation of the Company's California engineering locations completion of the new NetPerformer products development cycle, and the closing of an engineering facility in Connecticut The development of new products and features involves a number of risks and uncertainties. There can be no assurance that the Company's research and development expenses will not increase either in actual dollars or as a percentage of sales in future periods.

         Sales and marketing. Sales and marketing expense for the three months ended March 31, 2000 decreased approximately 8% from the comparable period in the prior fiscal year, and for the nine months ended March 31, 2000 such expenses increased approximately 14%, from the comparable periods in the prior fiscal year. The decrease in expenses for the three month period ended March 31, 2000 was due primarily to lower personnel costs and commission expense. The increase in expenses for the nine month period ended March 31, 2000 was due primarily to increased headcount and an increase in expenses related to the Company's in Australian subsidiary acquired in January 1999, and the costs associated with opening and staffing an additional office in Europe.

         General and administrative. General and administrative expense for the three and nine month periods ended March 31, 2000 decreased approximately 8% and increased approximately 8%, respectively, from the comparable periods in the prior fiscal year. The decrease in expenses for the three month period ended March 31, 2000 was due primarily to decreased bad debt expense, partially offset by increased personnel costs. The increase in expenses for the nine month period ended March 31, 2000 was due primarily to personnel costs partially offset by reductions in various other expenses.

Net Interest and Other Income (Expense)

         Net interest income for the quarter ended March 31, 2000 decreased approximately 10% from the comparable period in the prior fiscal year due to a lower average investment in interest earning securities. Net interest income for the nine months ended March 31, 2000 remained approximately the same as the comparable period in the prior fiscal year.

Income Taxes

         The provision for income taxes relates primarily to the Company's foreign subsidiaries. The provision for income taxes for the quarter ended March 31, 2000 is primarily due to an adjustment in the amount of income taxes the Company expects to pay in Canada. For the nine months ended March 31, 2000, income tax expense increased approximately 34% from the comparable period in the prior year, primarily due to higher taxable income in the Company's Canadian subsidiary. In general, the difference between the U.S. federal statutory rate and the effective U.S. tax rate is due primarily to operating loss and tax credit carryforwards for which no benefit has been recognized in the financial statements.

Inflation

         Although management cannot accurately anticipate the effect of inflation on its operations, to date, inflation has not had a material effect on product sales or results of operations.

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

YEAR 2000

         To date, the Company has not experienced any significant problems related to the Year 2000 issue. Based on the work done to date, the Company has not incurred material costs to address the year 2000 readiness of its systems and products. There can be no assurances that the cost estimates associated with the Year 2000 or Leap Year date issues will not have a material adverse effect upon the Company's operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations primarily from the sales of the Company's products and the sale of stock. For the nine months ended March 31, 2000, the Company's operating activities used cash of approximately $5.4 million, due primarily to the net loss for the period and the reduction of current liabilities, partially offset by collections of accounts receivable in excess of revenue for the period. At March 31, 2000, the Company had approximately $66.9 million in working capital, including approximately $46.4 million in cash and cash equivalents and short-term investments.

         Capital expenditures relating primarily to the purchase of computer equipment, test equipment and computer software amounted to approximately $2.2 million for the first nine months of fiscal year 2000. The Company currently has commitments of approximately $500,000 for capital expenditures associated with the implementation of its ERP system in the first quarter of fiscal 2001. The Company anticipates spending between $2 million and $3 million during the next twelve months to acquire test equipment, computer equipment, office furniture, tooling and leasehold improvements.

         The Company believes that available cash, cash equivalents and short-term investments together with internally generated cash flow, will be adequate to satisfy its capital requirements for at least the next twelve months.

SUBSEQUENT EVENTS

         The Company entered into an Agreement and Plan of Merger and Reorganization, dated as of May 1, 2000, by and among Clarent, Merger Sub and the Company. The agreement provides for the merger of Merger Sub with and into the Company, with the separate corporate existence of Merger Sub ceasing and the Company continuing as the surviving corporation and a wholly-owned subsidiary of Clarent. At the effective time of the Merger, each share of the Company's common stock issued and outstanding immediately prior to the Effective Time will be converted automatically into the right to receive 0.2546 shares of Clarent's common stock. The Exchange Ratio will be subject to a "collar" providing for a maximum and minimum value of Clarent common stock to be exchanged for each share of the Company's common stock of $18.00 and $14.00 respectively, based on the closing price of Clarent's common stock on the day preceding the Effect Time. The value of the transaction based on the closing price of Clarent's common stock on the date of the Merger Agreement was approximately $189 million.

         The consummation of the Merger is subject to various closing conditions, including approval by the Company's stockholders and expiration of early termination of the waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

         The Company has granted Clarent an option to acquire up to 19.9% of the outstanding shares of Company common stock at an exercise price of $16 per share, exercisable upon the occurrence of certain events. The Company has agreed to pay Clarent a fee of $5.5 million if the Merger is not consummated and certain events have occurred. In addition, stockholders of the Company holding an aggregate of approximately 1% of the outstanding shares of the Company common stock have agreed to vote for the adoption of the Merger Agreement.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company maintains investment portfolio holdings consisting primarily of short-term commercial paper. At March 31, 2000, the average maturity of the Company's investments was less than one year. The Company has structured its investment portfolio in such a manner that various securities mature periodically, but not less often than quarterly. The Company believes that the value of the maturing securities will be sufficient to meet any reasonably foreseeable cash requirements that may arise. As a result, the Company believes that it is unlikely that any change in interest rates or other market factors would have a material adverse effect on its financial position, results of operations or cash flow.

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

ACQUISITION. On May 1, 2000 the Company announced that it had entered into the merger agreement with Clarent. Under the terms of the merger agreement, Merger Sub will be merged with and into the Company and the Company will survive the merger as a subsidiary of Clarent. The merger is subject to a number of contingencies, including approval by the Company's stockholders and other closing conditions. As a result, there can be no assurance that the merger will be completed. If the Company's stockholders were to vote against the proposals at the special meeting or if the merger is not completed for any other reason, the trading price of the Company's common stock may be adversely impacted. Additionally, even if the merger is completed, there is no assurance that the merger will be beneficial to the Company's stockholders. If the merger with Clarent is not completed for any reason, the Company may be subject to a number of material risks, including the following: (i) the Company may be required to pay Clarent a breakup fee of $5.5 million, (ii) the option granted to Clarent by the Company may become exercisable, under certain circumstances, and (iii) costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed. In addition, the Company's customers may, in response to the announcement of the merger, delay or defer purchasing decisions. Any delay or deferral in purchasing decisions by the Company's customers could have a material adverse effect on the Company's business, regardless of whether or not the merger is ultimately completed. Similarly, current and prospective employees of the Company may experience uncertainty about their future role with Clarent until Clarent's strategies with regard to the Company are announced and executed. This may adversely affect the Company's ability to attract and retain key management, sales, marketing and technical personnel. Further, if the merger is terminated and the Company's board of directors determines to seek another merger or business combination, there can be no assurance that it will be able to find a partner willing to pay an equivalent or more attractive price than that which would be paid in the merger. In addition, while the merger agreement is in effect and subject to certain limited exceptions, the Company is prohibited from soliciting, initiating or encouraging or entering into certain extraordinary transactions, such as merger, sale of assets or other business combination, with any party other than Clarent.

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

         The Company's sales are primarily through OEM partners and resellers and are typically characterized by several large orders and a large number of small orders. The Company's revenue in any period is highly dependent on the sales efforts and success of the Company's OEM partners (including Lucent and FORE) and other resellers, which are not under the Company's control. The Company's resellers typically do not stock a supply of the Company's products and place orders with the Company only after they have received orders from their customers. The Company has limited information as to the sell-through of its products to OEM partners and resellers. There is no assurance that even if an OEM partner or a reseller does purchase products in a quarter, that the partner will sell such products to its customers. Any reduction or delay in sales of the Company's products by its OEM partners and resellers could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company generally realizes a lower gross margin on sales through its OEM partners. Accordingly, if the Company's OEM partners and resellers were to account for an increased portion of the Company's net sales, gross margins would decline. Gross margins may also be adversely affected by increases in material or labor costs, heightened price competition, and changes in the mix of products sold. The Company has recently introduced several new products. If product or related warranty costs associated with these new products are greater than historically experienced, gross margins may be adversely affected. Our gross margins may also be impacted by geographic mix, as well as the mix of configurations within each product group. In addition, the Company's backlog at the beginning of a quarter is generally insufficient to achieve expected net sales for the quarter. To achieve its revenue objectives, the Company is dependent upon obtaining orders in a quarter for shipment in that quarter. While it is difficult for the Company to accurately forecast the timing and quantity of orders on a quarter to quarter basis, the Company may increase expenses with the expectation of future sales. The failure of the Company to accurately forecast the timing and volume of orders for a quarter would adversely affect the results of operations for such quarter and, potentially, for future periods. Fluctuations in quarterly results may result in significant volatility in the market price of the Company's Common Stock. In addition, sales of networking products fluctuate from time to time based on numerous factors, including capital spending levels and general economic and market conditions. Future declines in networking product sales, as a result of general economic conditions or for any other reason, could have a material adverse effect on the Company's business, operating results and financial condition.

LIMITED HISTORY OF PROFITABILITY; UNCERTAIN FUTURE PROFITABILITY. The Company has incurred losses in recent quarters. There can be no assurance that the Company will be profitable in future periods. In the past, the Company has expanded its level of operations, resulting in increased fixed costs and operating expenses, with the expectation of increased sales and gross profits. The Company's operating results and net income were adversely impacted as net sales and gross profits did not increase sufficiently to offset such increased expenses. The Company commenced a restructuring program in July 1998 to decrease expenses. The Company completed its restructuring in its second fiscal quarter of 1999. Since then, the Company has increased its investments in sales and marketing and related infrastructures. As the Company increases its operating expenses, the Company's operating results will be adversely affected if revenue and gross margins do not also increase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Fluctuations in Quarterly Operating Results."

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

CUSTOMER CONCENTRATION; DEPENDENCE ON PARTNERS. A small number of customers have historically accounted for a substantial portion of the Company's net sales. During the fiscal year ended June 30, 1999 and the three months ended March 31, 2000, the Company's five largest customers collectively accounted for 44% and 57%, respectively, of net sales. In many instances, the Company's major customers in any given period have ordered significantly fewer products in future periods. The Company believes that this has been due, in part, to customers who make large, one-time purchases to set up their communications infrastructure, after which such customers do not require further significant purchases. In addition, the Company believes this may be due to a variety of other factors, including, without limitation, the economic conditions in various countries, particularly those in Asia and South America. Therefore, the Company expects that its major customers will fluctuate from period to period. There can be no assurance that a major customer will not reduce or delay the amount of products ordered from the Company or significantly change the terms upon which the Company and such customer do business. Any such reduction, delay or change could have a material adverse effect on the Company's business.

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

INTERNATIONAL SALES, TARIFF AND REGULATORY MATTERS. Sales of the Company's products to customers outside of North America accounted for approximately 51% and 52% of the Company's net sales for the fiscal year ended June 30, 1999 and the three month period ended March 31, 2000, respectively. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, potentially adverse tax consequences and problems in collecting accounts receivable. A significant number of the Company's products are sold or installed in countries, including several in South America and Asia, where political or economic issues have adversely affected, and may in the future adversely affect, the purchasing decision of customers. Although the Company's sales are currently denominated in U.S. dollars, fluctuations in currency exchange rates have in the past caused, and could in the future cause, the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country and potentially leading to an extension of payment terms. Furthermore, future international activity may result in foreign currency denominated sales and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. The financial stability of foreign markets could also affect the Company's international sales.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    EXHIBITS:

EXHIBIT
NUMBER
-------
  2.1       Agreement and Plan of Merger and Reorganization, dated as of May 1, 2000, by and among Clarent, Merger
            Sub and the Company. Incorporated by reference to Exhibit 2.1 to the Company's current report on Form
            8-K, dated May 1, 2000, File No. 0-25740

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

 10.1       Executive Bonus Plan.

 27.1       Financial Data Schedule.

       (b)  REPORTS ON FORM 8-K:

            The Company filed a report on Form 8-K on May 1, 2000. The Company announced that it had entered into the merger agreement with Clarent and Merger Sub. Under the terms of the merger agreement, Merger Sub will be merged with and into the Company and the Company will survive the merger as a subsidiary of Clarent.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 12, 2000                   ACT NETWORKS, INC.


                                     By:  /s/ Robert J. Faulk
                                          --------------------------------------
                                          Robert J. Faulk
                                          Chief Financial Officer and
                                          Vice President, Finance
                                          (Duly Authorized Officer and Principal
                                          Financial Officer)


                                     By:  /s/ William W. Frederick
                                          --------------------------------------
                                          William W. Frederick
                                          Corporate Controller
                                          (Duly Authorized Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.

10.1           Executive Bonus Plan

27.1           Financial Data Schedule.